Form 10-K405
period 1998-03-31
BRIO TECHNOLOGY INC
filed 1998-06-29
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-23997

                               ----------------

                             BRIO TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                77-0210797
 (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                            3460 WEST BAYSHORE ROAD
                          PALO ALTO, CALIFORNIA 94303
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 856-8000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $0.001 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2) YES [_] NO [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,824,852 as of May 1, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 14,342,171 shares of the registrant's Common Stock issued and outstanding as of April 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 12, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Certain statements in this Annual Report on Form 10-K, including certain statements contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results."

ITEM 1. BUSINESS.

OVERVIEW

  Brio Technology, Inc. ("Brio" or the "Company") designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. The Company's software solution, Brio Enterprise, is a comprehensive client-server and Web-based product suite designed to enable large numbers of business professionals to quickly access and analyze data to make more informed business decisions. The Company's product suite and services are designed to allow organizations to rapidly deploy and effectively manage business intelligence solutions incorporating the wide range of available corporate data sources, including data marts, data warehouses, operational data stores, enterprise applications and legacy applications.

INDUSTRY BACKGROUND

  In today's increasingly competitive markets, organizations in virtually every industry are seeking to improve the ability of business professionals to make timely, fact-based business decisions. To accomplish this objective, organizations must establish and maintain an infrastructure that empowers business professionals with analytical tools and information to improve their decision making. The Company refers to this infrastructure as a business intelligence environment. Over the last decade, many organizations have spent considerable effort and resources to collect, organize and distribute data, but have been unable to fully empower business professionals with the benefits of a business intelligence environment.

LIMITED SCOPE OF TRADITIONAL APPROACHES

  Reporting Products. Many organizations use standardized reporting products to improve the dissemination of information across the organization. Managed by IT departments, reporting products deliver static reports to business professionals on paper, through executive information or decision support systems or recently via the Web and Web browsers. This approach has provided business professionals with significant amounts of information, but requires significant IT resources to continually revise and customize reports as requested by end users. Although reporting products facilitate broad and timely dissemination of information, they generally do not enable business professionals to perform the follow-on analysis and custom reporting needed to maximize the usefulness of the information provided.

  Data Access and Analysis Tools and the Data Warehouse. Over the last decade, data warehousing technology, coupled with access and analysis tools, emerged as a leading technology framework for enabling business professionals to make better fact-based decisions. Data warehouses with access and analysis tools have enabled some non-technical users for the first time to work with data on their own terms. While this approach has made a positive impact in many organizations, significant cost and technical barriers have made deploying data warehousing solutions beyond a small percentage of these organizations' total user population impractical.

  Although reporting products and data warehousing each serve particular types of users well, many organizations employing these technologies have continued to encounter problems. IT departments continue to have a reporting and applications development backlog, a prohibitively high cost of implementation and maintenance, and face challenges delivering information in a secure and controlled manner. Reporting products fail to provide more active users with the analytical functionality they seek. The Company believes that there is a large and growing population of professionals who need to interact with data, for whom a data warehousing solution is prohibitively complex and expensive, and for whom standardized reporting is inadequate. The Company believes that as the amount of data and the number and diversity of users increase, organizations will be unable to meet the needs of business professionals without a new approach to business intelligence.

OPPORTUNITY FOR ENTERPRISE BUSINESS INTELLIGENCE

  The Company believes there is a need for an approach to business intelligence modeled on the concept of an "INFORMATION SUPPLY CHAIN" consisting of individuals who produce information, or "INFORMATION PRODUCERS," and individuals who consume and use information as part of their daily business, or "INFORMATION CONSUMERS." The Company believes that an enterprise business intelligence approach based on the concept of an information supply chain is the most effective means of meeting the needs of users throughout an organization.

  Information Producers. In the information supply chain, IT staff and IT-savvy business professionals, often referred to as "power users," act as the information producers for the entire organization. IT professionals, using and supporting a wide variety of hardware and software technologies, create and manage the infrastructure that supports the storage, processing and delivery of information across the enterprise. Power users, as part of their jobs, use full-function data access, reporting and analysis tools to interact directly with data resident in data marts or data warehouses and to produce reports and analyses for their own use or the selective use of information consumers. Information producers are under pressure from information consumers to continually develop, customize and deliver reports.

  Information Consumers. Information consumers, the customers in the information supply chain, are the largest group of users within any organization. Although standardized reports have met the needs of a number of information consumers for years, over the last decade, information consumers have become increasingly more sophisticated in their information requirements and have tried to derive more value from the information delivered to them. These consumers are seeking technology solutions that will allow them to work autonomously with information delivered by information producers. Although information consumers want to have access to customized information products, they typically do not have the skills or supporting information infrastructure to do anything other than view static, standardized reports.

  The Company believes that to address the needs of all users in the information supply chain, an effective enterprise business intelligence solution must:

  --meet the needs of growing and diverse user populations and growing amounts of data;

  --leverage email and the Web as critical components of the information infrastructure;

  --minimize the dependence and impact on IT departments; and

  --leverage existing hardware and software within the organization.

BRIO STRATEGY

  The Company's strategy is to be a leading provider of enterprise business intelligence software solutions. The following are key elements of the Company's strategy:

    Extend Technology Leadership. The Company has designed its products to satisfy customers' desire for rapid implementation, intuitive user interfaces, transparent integration, high performance and limited IT involvement. The Company's products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture, and Web access and delivery technology. In addition, the Company has in the past rapidly incorporated new technology into its product offerings. In particular, the Company shipped its Web-based end user analysis extension to its product suite (Brio.Insight) in November 1996 and its Java-based server extension to its product suite (OnDemand Server) in November 1997. The Company intends to extend its technology leadership by continuing to devote significant resources to research and development efforts and by forming strategic relationships that will enable the Company to further enhance its products' functionality and ease of use.

    Broaden Distribution Channels. To date, the Company has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France and Australia, and has sold its products worldwide through value added resellers ("VARs"), resellers and distributors. The Company intends to grow its direct sales organization to intensify its coverage of large organizations and to augment its telesales operation to cover smaller organizations. In addition, the Company will continue to both leverage and grow its existing network of value-added resellers, resellers and distributors to expand its indirect distribution channel worldwide.

    Expand Product Deployments Throughout the Enterprise. The Company's products and related services are designed to enable organizations to deploy enterprise-wide business intelligence. Although most organizations initially deploy the Company's products on a departmental or pilot basis, the Company believes that initial customer success with this deployment can lead to significant opportunities for enterprise-wide adoption of the Company's products. The Company intends to focus its sales and services efforts on large organizations seeking enterprise-wide business intelligence deployments and on making initial customer pilots or deployments successful.

    Leverage Industry Relationships. To accelerate the adoption of the Company's products as a standard platform for business intelligence, the Company has formed strategic relationships that provide for enhanced technology integration with partner technology as well as increased market exposure and sales opportunities for the Company's products and services. The Company's partners include industry-leading providers of software and hardware, such as Microsoft, Oracle and IBM, that complement the Company's product and service offerings, and providers of a wide range of training, implementation and application development services related to the Company's products. The Company's strategic relationships with Microsoft, Oracle and IBM have to date consisted of (i) Brio's participation in various sales and marketing initiatives sponsored by such companies, including joint presentations at industry trade shows and conferences, and
  (ii) agreements by Brio to support certain technology standards promoted by such companies.

    Increase International Presence. Outside of the United States, the Company has direct sales offices in Canada, the United Kingdom, France and Australia, has established distributor relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa and has localized products in French, Italian and Japanese. The Company intends to expand its global sales capabilities by increasing the size of its direct sales and sales support organizations, expanding its distribution channels in Europe, Latin America, and Asia/Pacific and continuing localization efforts of its products in selected markets.

    Provide Premium Customer Support and Service. The Company believes that offering quality service and support is important to customer satisfaction and provides a significant opportunity for the Company to build customer loyalty and to differentiate itself from competitors. The Company intends to increase its focus on customer satisfaction by investing in support services including additional staffing, a Web-based help line and systems infrastructure. In addition, the Company is committed to providing customer-driven product functionality through feedback from user groups, prospects, consultants, partners and customer surveys.

PRODUCTS AND TECHNOLOGY

  Brio Enterprise is a fully integrated business intelligence software product suite providing powerful query, analysis and reporting functionality across both client-server and Web environments. Designed to meet the needs of users throughout the enterprise, the Company's products combine powerful functionality with intuitive, easy-to-use interfaces. The Company's products are designed to enable an IT department to maintain centralized control with auditing, security and "zero administration" deployment while incorporating a system architecture that scales to meet the needs of growing and diverse user populations and increasing amounts of data.

  The Company's products use "push" and "pull" server technology to optimize utilization of client and server system resources. The Company's distributed architecture, built on the Company's proprietary, portable on-line analytical processing engine, enables analytical processing to take place on the server or on the client. This architecture enhances the flexibility and scalability of the solution without losing analytical capabilities required for individuals to answer complex data-related business questions. The Company's adaptive reporting capability further enhances this flexibility by giving IT departments the ability to control the analytical functionality available to an information consumer on a report-by-report basis.

BRIO ENTERPRISE CLIENT PRODUCTS

  The Company's client products, whether Web-based or client-server based, share the same user-centric design, functionality and intuitive interface. The Company believes that the result is an integrated, easy-to-navigate suite of products that consistently guide the user from query and analysis through reporting and charting. The Company's client products allow users to create queries that are targeted at single or multiple data sources and that can combine data from local or server-based data sources without IT department assistance.

  BrioQuery. All editions of BrioQuery unify query, analysis, reporting and charting capabilities in one product for client-server connected users. To meet the differing needs of these users, BrioQuery is available in three editions:

    BrioQuery Designer extends the core BrioQuery capabilities with database administration functionality, security, auditing and repository setup features to enable IT departments to manage and control the business intelligence environment;

    BrioQuery Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data models and reports and need to be able to create their own queries, analyses and reports; and

    BrioQuery Navigator is used by analysts or information consumers who do not have the technical ability or need to directly access database tables. These users typically only need access to repositories of pre-defined data models and reports that they can use as a basis for independent analyses.

  Web-based Products. The Company's Web-based client products provide users with a wide range of report, query and analytical capabilities within standard Web browsers. Together with the Company's server-based products, they enable organizations to deploy a "thin client" architecture that facilitates administration and maintenance in a multi-platform environment.

    Brio.Insight. Employing the same user-interface as BrioQuery, Brio.Insight delivers interactive query, analysis, reporting and charting capabilities inside a standard Web browser. Whether connected to the Web, to the Brio Enterprise Server, or operating without connection, Brio.Insight enables users to go beyond viewing static reports and to perform independent analysis and reporting on the delivered information.

    Brio.Quickview. Brio.Quickview enables organizations to deliver a portfolio of "view only" reports to users through a Web browser. These portfolios can include fully formatted reports with color, highlights, charts and tables. When used in conjunction with the Brio Enterprise Server, Brio.Quickview provides users with the option to refresh the data that is used to create their portfolio, or to limit the view based on a set of criteria.

BRIO ENTERPRISE SERVER PRODUCTS

  Brio Enterprise Server. The Brio Enterprise Server product includes two powerful server modules, the Broadcast Server and the OnDemand Server, and a unified administration tool. The Brio Enterprise Server is designed to meet the information distribution and data access needs of information consumers, while providing IT departments with centralized control, administration and security management functionality. This scalable server suite employs "push" and "pull" technology to enable organizations to cost-effectively deploy business intelligence solutions to a wide variety of users across heterogeneous computing environments.

  Broadcast Server. The Broadcast Server enables IT departments to control the integrity and distribution of business information. It allows information producers to take queries, analyses and reports created with BrioQuery, and to schedule automatic processing and delivery of such reports based on date, time, or event. The Broadcast Server pushes the reports and documents in a highly compressed format out to Web, client-server and mobile users via FTP, email, Web servers, and network file servers and printers.

  OnDemand Server. The OnDemand Server allows both mobile and desktop users easy and secure access to a variety of data sources. Query execution can be performed over the Web or on the server; the server can then pre-build reports and transmit them to the Company's Web client products, Brio.Insight and Brio.Quickview. With the OnDemand Server and the Company's adaptive reporting feature, IT departments can determine on a report-by-report basis the level of Brio.Insight and Brio.Quickview functionality and interactivity that a particular user is allowed. The OnDemand Server also automates the installation and maintenance of the Company's Web client software.

PLATFORMS AND PRICING

  The Company's server products are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HPUX, Sun Solaris). Pricing on the Brio Enterprise Server product, which includes both the Broadcast Server and the OnDemand Server, ranges from $30,000 to $45,000. Brio client products currently operate on a number of operating systems including Windows (95, NT and 3.1), PowerMac and UNIX (AIX, HPUX, Sun Solaris). The Company's products provide native and ODBC connectivity to a variety of data sources, including relational database management systems such as Oracle, DB2, SQL Server and Adaptive Server; non-relational database management systems such as Arbor Essbase, Oracle Express and Informix Metacube; and legacy systems such as SAS. Pricing ranges from approximately $50 for Brio.Quickview to $4,000 for BrioQuery Designer.

  The Company's success in the future will depend upon its ability to develop new products and its ability to sell larger, enterprise-wide implementations of its products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Dependence upon Product Development; Rapid Technological Change and Evolving Industry Standards" and "--Dependence on Emerging Market for Enterprise Business Intelligence; No Assurance of Market Acceptance of Enterprise Business Intelligence Products."

SALES AND MARKETING

  Sales. To date, the Company has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France and Australia, and has sold its products worldwide through VARs, resellers and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing, or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of the Company's products to management and users at customer sites as part of the direct sales effort. Sales cycles typically last from three to nine months. The direct sales force is responsible for local partner support, joint sales efforts and channel management. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with the Company's VARs, resellers and distributors. To date, the Company has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. The Company generally offers such parties discounts on products and training, a cooperative marketing program and field level assistance from the Company's direct sales force. The Company intends to leverage sales and marketing through indirect channel partners that will distribute or resell the Company's products in their respective markets. Indirect channel partners accounted for approximately 9%, 7% and 15% of the Company's total revenues in fiscal 1996, 1997 and 1998, respectively. The Company intends to grow its direct sales organization and its telesales operation to cover smaller organizations. In addition, the Company will continue to leverage and grow its existing network of VARs, resellers and distributors to expand its indirect distribution channel worldwide. The Company currently expects that it will fund such expansion out of its working capital. The Company's agreements with its VARs generally provide VARs with a right to resell a customized version of the Company's products in conjunction with sales of the VAR's products or services. The Company typically offers its VARs a purchase discount to incent the VAR to sell the Company's products. The Company's agreements with its distributors generally require that such distributors make certain minimum purchases of the Company's products, none of which minimum purchases are material in amount either individually or in the aggregate. The Company recognizes revenue from such minimum purchases as the distributors sell the Company's products through to end customers. The Company does not typically grant exclusive sales territories to its distributors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Dependence on Direct Sales Force," "--Dependence on Key Personnel and Hiring of Additional Personnel," "--Lengthy Product Sales Cycle," "--Dependence on Development of Indirect Sales Channels," "--Risks Associated with International Expansion" and "--Year 2000 Compliance."

  Marketing. The Company is focused on building market awareness and acceptance of the Company and its products as well as on developing strategic partnerships. The Company has a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key local and global partners. The Company's corporate marketing strategy includes extensive public relations activities; a conference and trade show speakers program, as well as programs to work closely with key analysts and other influential third parties. The Company's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. The Company has effectively used local, regional and Web-based seminars to assist prospects in selecting enterprise business intelligence solutions. The Company has used the Web to further the interest and lead generation process and to improve the quality of the leads that it provides to the sales organization. The Company's Web site has become an effective lead generation program. The Company has invested in building a partner and channel marketing function which helps to recruit, train, support and conduct cooperative marketing with technology partners, resellers and VARs. These programs help to foster strong relationships between the Company and its various partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

  The Company's sales and marketing organization consisted of 111 full-time employees as of March 31, 1998. The sales and marketing staff is based at the Company's corporate headquarters in Palo Alto, California. The Company also has field sales offices in the metropolitan areas of Chicago, New York, Los Angeles, Atlanta, Washington D.C. and Dallas.

RESEARCH AND DEVELOPMENT

  Research and development created the products that have been the basis for the Company's success, and the Company intends to make substantial investments in research and development and related activities to maintain and enhance its product lines. The Company believes that its future success will, in large part, depend on its ability to maintain and improve current products, and to develop new products that meet enterprise business intelligence needs. The Company's research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. As of March 31, 1998, the Company's research and development organization consisted of 40 full-time employees.

The research and development organization uses a phase-oriented development process, which includes constant monitoring of quality, schedule, functionality, costs and customer satisfaction. Product development is based upon a consolidation of the requirements from existing customers, technical support and engineering. The development group infrastructure provides documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for the Company's products. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results-- Dependence on Key Personnel and Hiring of Additional Personnel," "--Dependence on Product Development; Rapid Technological Change and Evolving Industry Standards" and "--Risks of Product Defects; Product Liability."

CUSTOMER AND TECHNICAL SUPPORT

  The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, may be renewed annually and are typically set at a percentage of the total license fee. A large portion of the Company's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades at no additional cost if and when available, and technical hotline support. In addition, the Company offers classes and training programs at the Company's headquarters, local training centers and customer sites. Customers purchasing maintenance are able to access hotline telephone support during normal business hours. Incoming customer calls are immediately logged into the support database at the time of the call. The Company supplements its standard telephone hotline support with a number of Web-based support services, including access to FAQs (frequently asked questions), a patch download area, and an interface to the Company's technical support department's problem-tracking database, which allows customers to submit cases and view the status of any of their current cases on-line. Users of the Company's products can attend regional user group conferences throughout the year. To improve user access to explanatory materials, the Company provides on-line documentation with all of its products. Among other things, such documentation includes detailed explanations of product features as well as problem-solving tips for middleware connections.

COMPETITION

  The market in which the Company operates is still developing, and is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of software solutions and generally fall within four categories: (i) vendors of business intelligence software such as Cognos, Business Objects, Seagate, and Andyne; (ii) vendors offering alternative approaches to delivering analysis capabilities to users, such as MicroStrategy; (iii) database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Arbor; and (iv) other companies that may in the future announce offerings of an enterprise business intelligence solution. The Company's competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. The Company expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of its products, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company competes on the basis of certain factors, including data scalability, user scalability, open architecture, analytical capabilities, product features, product performance, product quality, time to market, ease of use, customer support and price. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on the Company's business, operating results and financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Competition."

PROPRIETARY RIGHTS

  The Company currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent application. There can be no assurance that the Company's patent application will result in the issuance of a patent, or if issued, will not be invalidated, circumvented or challenged, or that the rights granted thereunder, if any, will provide competitive advantages to the Company or that any of the Company's future patent applications, if any, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patent that may come to be owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or, in some cases, if the Company fails to meet its contractual obligations. The provision of source code escrows may increase the likelihood of misappropriation by third parties. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products to perform key functions. The Company pays royalties under certain of these licenses. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition. Currently, the Company is engaged in litigation with Business Objects, S.A. concerning the alleged infringement by the Company of a U.S. patent held by Business Objects, S.A. See Item 3, "Legal Proceedings." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Fluctuations in Quarterly Operating Results," "--Litigation with Business Objects, S.A." and "--Limited Protection of Proprietary Rights."

  Finally, in the future the Company may rely upon certain software that it may license from third parties, including software that may be integrated with the Company's internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will be available to the Company on commercially reasonable terms. The inability to obtain or maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

  As of March 31, 1998, the Company had 199 employees, including 111 in sales and marketing, 23 in services and support, 40 in research and development and 25 in general and administrative functions. The Company believes its employee relations are good. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. The Company has employment contracts with only three members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, the Company's President and Chief Executive Officer, and Katherine Glassey, the Company's Executive Vice President, Products and Services and Chief Technology Officer. The Company does not believe such insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company has from time to time experienced and may continue to experience significant turnover of its sales force, due principally to the intensely competitive market for such personnel. Such turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive members of the Company's sales force. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Dependence on Direct Sales Force" and "--Dependence on Key Personnel and Hiring of Additional Personnel."

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages as of March 31, 1998 are as follows:

          NAME            AGE                      POSITION(S)
          ----            ---                      -----------
Yorgen H. Edholm.........  42 President, Chief Executive Officer and Chairman of
                              the Board of Directors
Katherine Glassey........  40 Executive Vice President, Products and Services,
                              Chief Technology Officer and Director
Robert W. Currie.........  52 Executive Vice President, Worldwide Operations
Chris M. Grejtak.........  49 Executive Vice President, Marketing
Karen J. Willem..........  42 Executive Vice President, Finance and Chief
                              Financial Officer

  Yorgen H. Edholm is a co-founder of the Company and has been its President, Chief Executive Officer and Chairman of the Board of Directors since inception. Prior to founding the Company, Mr. Edholm was a manager with the Management Consulting Division of Arthur Young & Company in New York (now Ernst & Young, LLP) where he co-founded the microcomputer-based Decision Support Systems Group. Before that, Mr. Edholm was a product manager with Industri Mathematics AB in Stockholm, Sweden. Mr. Edholm holds a M.S. degree in Computer Science and Applied Mathematics from the School of Physical Engineering at the Royal Institute of Technology in Stockholm, Sweden and an M.B.A. degree in Organizational Behavior and International Economics from the Stockholm School of Economics in Stockholm, Sweden. Mr. Edholm is the spouse of Katherine Glassey.

  Katherine Glassey is a co-founder of the Company and has been its Executive Vice President of Products and Services and Chief Technology Officer since January 1997 and has been a director since inception. Prior to joining the Company, Ms. Glassey established and managed application development and consulting organizations for Metaphor Computer Systems, Inc. ("Metaphor"), a decision support hardware and software company. Before joining Metaphor, Ms. Glassey was a Senior Consultant with the Management Consulting Division of Arthur Young & Company in New York. During that time, she co-founded the microcomputer-based Decision Support Systems Group whose charter was to use personal computers to enable end-users to make decisions based on corporate data. Ms. Glassey holds a B.S. degree in Operations Research from Cornell University with a Minor in English Literature. Ms. Glassey is the spouse of Yorgen H. Edholm.

  Robert W. Currie joined the Company in September 1996 as Executive Vice President of Worldwide Operations. Prior to joining the Company, Mr. Currie was Vice President and General Manager of North American Operations at Sybase, Inc., a database software and systems company, from July 1995 to July 1996. From December 1993 to July 1995, Mr. Currie was Vice President and General Manager of European Operations at Sybase, Inc. Mr. Currie holds a B.S. degree in Business Administration from the University of Massachusetts.

  Chris M. Grejtak joined the Company in January 1997 as Executive Vice President, Marketing. Prior to joining the Company, Mr. Grejtak was Vice President, Marketing at Red Brick Systems, Inc., a data warehousing company, from December 1995 to December 1996. From July 1995 to December 1995, he was Vice President, Sales and Marketing at Avistar Systems, Inc., a video desktop conferencing software and hardware company. Mr. Grejtak was Vice President, Marketing at Network General Corporation ("Network General"), a network management software company, from November 1994 to June 1995. From August 1992 to November 1994, he was a Vice President and then President and CEO of Metaphor. Mr. Grejtak holds a B.A. degree in Sociology from Middlebury College.

  Karen J. Willem joined the Company in August 1997 as Executive Vice President, Finance and Operations and Chief Financial Officer. Prior to joining the Company, Ms. Willem was Vice President, Worldwide Sales

Operations from April 1995 to January 1997 at Network General. From July 1991 to March 1995, Ms. Willem was Vice President and Corporate Controller at Network General. Ms. Willem holds a B.S. degree in Biology from Bucknell University and an M.B.A. degree in Finance from the University of Pittsburgh.

ITEM 2. PROPERTIES.

  The Company's principal executive offices are located in Palo Alto, California where the Company leases approximately 12,145 square feet under a lease that expires in October 2003 and approximately 30,000 square feet under a lease that expires in March 2000. The Company also leases space (typically less than 4,000 square feet) in various geographic locations primarily for sales and support personnel. The Company believes that its current facilities are adequate to meet its needs through the end of 1999, at which time the Company may need to lease additional space.

ITEM 3. LEGAL PROCEEDINGS.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery and a claims construction hearing has been scheduled for the third quarter of this fiscal year. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Litigation with Business Objects, S.A." and Item 1, "Business--Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  During the fourth quarter, the following matters were submitted to the Company's stockholders for approval by written consent, and the votes for, against or abstaining are shown for each matter:

  Prior to the Company's initial public offering on April 30, 1998 (the "IPO"), a majority of the shareholders signed an Action by Written Consent of the Stockholders effective March 25, 1998, which approved

    (i) the reincorporation of the Company from the State of California to the State of Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary which approval also constituted approval of (i) the exchange of shares of capital stock in the California company for shares of capital stock in the Delaware company on a one-for-one basis,
  (ii) the execution of indemnification agreements between the Delaware company and each of its officers and directors, (iii) certain amendments to the Delaware company's charter documents and (iv) a reduction in the automatic conversion price of the Company's Preferred Stock from $7.04 per share to $3.50 per share;

    (ii) an amendment and restatement of the Company's Certificate of Incorporation to effect a 1-for-2 reverse stock of the outstanding Common and Preferred Stock;

    (iii) the adoption of the Company's 1998 Director's Stock Option Plan and the reservation of 300,000 shares of the Company's Common Stock for issuance thereunder;

    (iv) the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 500,000 shares of the Company's Common Stock for issuance thereunder;

    (v) the adoption of the Company's 1998 Stock Option Plan and the reservation of 2,250,000 shares of the Company's Common Stock for issuance thereunder; and

    (vi) an amendment and restatement of the Company's Certificate of Incorporation effective upon the closing of the IPO, authorizing, among other things, 2,000,000 shares of undesignated Preferred Stock.

     For        10,714,952           Against             0           Abstain           497,469
                ----------                             ---                             -------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "BRYO" since the Company's IPO. The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                   HIGH     LOW
                                                                   ----     ---
     FISCAL YEAR ENDED MARCH 31, 1999
     First Quarter (through June 24, 1998)........................ $19 1/16 $11

  At April 30, 1998, there were approximately 110 holders of record of the Company's Common Stock.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's primary credit facility prohibit the paying of dividends without the lender's consent.

  (b) Recent Sales of Unregistered Securities

    (1) In June 1997, the Company issued and sold, pursuant to a Series C Preferred Stock Purchase Agreement, an aggregate of 852,269 shares of its Series C Preferred Stock convertible into 852,269 shares of Common Stock at a purchase price of $7.04 per share for an aggregate offering price of $5,999,973.76.

    (2) From March 31, 1997 through March 31, 1998, the Company granted options under the 1992 Stock Option Plan to purchase an aggregate of 723,847 shares of Common Stock at exercise prices ranging from $0.60 to $8.00 per share to 193 employees, directors and consultants.

    (3) From March 31, 1997 through March 31, 1998, an aggregate of 105,295 shares of Common Stock were issued pursuant to option exercises at exercise prices ranging from $0.60 to $8.00 per share to 27 employees, directors and consultants.

  There were no underwritten offerings in connection with any of the transactions set forth in Items 5(b)(1) and 5(b)(2) above. The issuances described in Items 5(b)(2) and 5(b)(3) above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated thereunder in that they were offered and sold pursuant to a written compensation plan. In addition, such issuances were deemed to be exempt from registration under the Securities Act under Section 4(2) of the Securities Act as transactions not involving any public offering. The recipients of securities in the transaction described in Item 5(b)(1) above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transaction. All recipients had adequate access, through their relationships with the Company, to information about the Company.

  (c) Use of Proceeds

  The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-47263, in connection with its initial public offering of Common Stock, which was declared effective by the Securities and Exchange Commission on April 30, 1998. The offering was underwritten by Deutsche Morgan Grenfell Inc., BancAmerica Robertson Stephens, First Albany Corporation and Piper Jaffray Inc. In the offering, the Company sold 3,085,000 shares (including shares sold on exercise of the underwriters' over-allotment option) and the selling stockholders sold 250,000 shares (including shares sold on exercise of the underwriters' over-allotment option). The aggregate proceeds to the Company and the selling stockholders, after deducting estimated offering expenses, were approximately $30.6 million and $2.6 million, respectively. The Company has used $900,000 of the proceeds for capital expenditures, primarily related to the expansion of its facilities, and $100,000 for operating activities, net of cash collected from sales. In addition, the Company has used $3.4 million to repay all of the Company's bank borrowings, and invested the balance of the net offering proceeds of $26.2 million in short-term money market investments. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus included in the Registration Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of March 31, 1998 and 1997, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company appearing elsewhere in this Report. The selected consolidated statement of operations data for the year ended March 31, 1995, and the selected consolidated balance sheet data as of March 31, 1996 and 1995, are derived from audited consolidated financial statements of the Company not included herein. The selected consolidated statement of operations data for the year ended
March 31, 1994 and the selected consolidated balance sheet data as of March 31, 1994 is derived from unaudited consolidated financial statements of the Company not included in this Report which have been prepared by the Company on a basis consistent with the audited consolidated financial statements appearing elsewhere in this Report and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such data. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

                                            YEAR ENDED MARCH 31,
                                 ----------------------------------------------
                                  1998     1997     1996     1995      1994
                                 -------  -------  -------  ------  -----------
                                                                    (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Revenues:
  License fees.................. $19,795  $10,328  $ 3,212  $2,487    $3,180
  Services......................   6,977    3,058    1,315   1,025       287
                                 -------  -------  -------  ------    ------
    Total revenues..............  26,772   13,386    4,527   3,512     3,467
                                 -------  -------  -------  ------    ------
Cost of revenues:
  License fees..................   1,008      839      340     192       184
  Services......................   2,595      817      371     205       174
                                 -------  -------  -------  ------    ------
    Total cost of revenues......   3,603    1,656      711     397       358
                                 -------  -------  -------  ------    ------
Gross profit....................  23,169   11,730    3,816   3,115     3,109
                                 -------  -------  -------  ------    ------
Operating expenses:
  Research and development......   5,218    2,447    1,555     934       725
  Sales and marketing...........  22,728   13,588    4,476   1,662     1,001
  General and administrative....   2,954    1,685    1,014     849       819
                                 -------  -------  -------  ------    ------
    Total operating expenses....  30,900   17,720    7,045   3,445     2,545
                                 -------  -------  -------  ------    ------
Income (loss) from operations...  (7,731)  (5,990)  (3,229)   (330)      564
Interest and other income
 (expense), net.................    (341)      25       33     (40)      (40)
                                 -------  -------  -------  ------    ------
Net income (loss)............... $(8,072) $(5,965) $(3,196) $ (370)   $  524
                                 =======  =======  =======  ======    ======
Basic net income (loss) per
 share.......................... $ (1.41) $ (1.14) $ (0.64) $(0.07)   $ 0.10
                                 =======  =======  =======  ======    ======
Shares used in computing basic
 net income (loss) per share....   5,724    5,218    5,018   5,000     5,000
                                 =======  =======  =======  ======    ======
Pro forma basic net loss per
 share.......................... $ (0.74) $ (0.63)
                                 =======  =======
Shares used in computing pro
 forma net loss per share.......  10,977    9,479
                                 =======  =======

                                                YEAR ENDED MARCH 31,
                                      -----------------------------------------
                                       1998     1997   1996   1995     1994
                                      -------  ------ ------ ------ -----------
                                                                    (UNAUDITED)
                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............ $ 2,647  $  890 $  546 $3,091   $   39
Total current assets.................  10,474   6,516  3,002  4,284      925
Total current liabilities............  14,384   8,295  3,371  1,221    1,178
Noncurrent liabilities...............   1,556     457      0      0        0
Stockholders' equity (deficit).......  (1,854)    133    100  3,236     (166)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors That May Affect Future Operating Results" below.

OVERVIEW

  The Company designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. The Company's first product, DataPrism, was introduced in 1990, and the Company's most recent version of its product suite, Brio Enterprise 5.5, was introduced in 1997. The Company had net losses of $3.2 million, $6.0 million and $8.1 million in fiscal 1996, 1997 and 1998, respectively, and had an accumulated deficit of approximately $17.9 million as of March 31, 1998. See "Factors That May Affect Future Operating Results--History of Net Losses; Substantial Accumulated Deficit; Uncertain Future Profitability" below.

  The Company's revenues are derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing such products, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of the Company's product suite, and the Company generally discontinues marketing older versions upon new version introductions. The Company typically licenses its products on a per user basis with the price per user varying based on the selection of products licensed. Additionally, the Company is increasing its efforts to sell customers larger enterprise-wide implementations of the Company's products through licenses on a per site basis with the price per site varying based on the selection of products licensed, the number of authorized users for each product at each site and the number of licensed sites. The Company's customers include organizations in a diverse set of industry segments. No single customer has accounted for more than 10% of the Company's total revenues for the fiscal year ended March 31, 1998. Revenues from license fees are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Allowances are established for potential product returns and credit losses, which have been insignificant to date. Fees for services are charged separately from license fees. In addition, service revenues from maintenance and support services, which include ongoing product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Service revenues from training and consulting services are recognized when the services are performed.

  To date, revenues from license fees have been derived principally from direct sales of software products to end users through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, the Company has recently developed and intends to continue to develop reselling relationships with companies in the Indirect Channel, and the Company expects that revenues from sales through the Indirect Channel will increase as a percentage of revenues from license fees. Revenues from the Indirect Channel were 9%, 7% and 15% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. See "Factors That May Affect Future Operating Results--Dependence on Direct Sales Force" and "--Dependence on Development of Indirect Sales Channels" below.

  The Company is also increasing its efforts to sell customers larger, enterprise-wide implementations of the Company's products, rather than departmental sales, which may increase the complexity and length of the sales cycle. In connection with such larger sales, the Company has in the past and may in the future choose to grant greater pricing and other concessions, such as discounted training and consulting, than for single department or local network sales. See "Factors That May Affect Future Operating Results--Lengthy Product Sales Cycle" below.

  The Company has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 9%, 14% and 19% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company's direct sales offices in the United Kingdom and Australia were formed through the Company's acquisition of distributors in those countries. A substantial portion of the Company's international sales in the past have been denominated and collected in foreign currencies, and the Company believes that a portion of the Company's cost of revenues and operating expenses will continue to be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results--Risks Associated with International Expansion" below.

  Although the Company has experienced significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods, and there can be no assurance that the Company will be able to sustain revenue growth or attain profitability in the future. The Company currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization, and expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. The Company also expects to increase its staffing and systems infrastructure in order to support the Company's expanding operations and to comply with the additional responsibilities of a public company. As a result, the Company expects that its operating expenses will increase significantly in fiscal 1999. See "Factors That May Affect Future Operating Results--Fluctuations in Quarterly Operating Results" and "--Litigation with Business Objects, S.A." below.

RESULTS OF OPERATIONS

  The following table sets forth certain selected consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                                   YEAR ENDED MARCH 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Revenues:
     License fees.................................     74%       77%       71%
     Services.....................................     26        23        29
                                                   ------    ------    ------
       Total revenues.............................    100       100       100
                                                   ------    ------    ------
   Cost of revenues:
     License fees.................................      4         6         8
     Services.....................................     10         6         8
                                                   ------    ------    ------
       Total cost of revenues.....................     14        12        16
                                                   ------    ------    ------
   Gross profit...................................     86        88        84
   Operating expenses:
     Research and development.....................     19        18        34
     Sales and marketing..........................     85       102        99
     General and administrative...................     11        13        23
                                                   ------    ------    ------
       Total operating expenses...................    115       133       156
   Loss from operations...........................    (29)      (45)      (72)
   Interest and other income (expense), net.......     (1)       --         1
                                                   ------    ------    ------
   Net loss.......................................    (30)%     (45)%     (71)%
                                                   ======    ======    ======

REVENUES

  The Company's revenues are derived from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 196% from $4.5 million in fiscal 1996 to $13.4 million in fiscal 1997 and by 100% to $26.8 million in fiscal 1998.

  License Fees. The Company's revenues from license fees increased by 222% from $3.2 million in fiscal 1996 to $10.3 million in fiscal 1997 and by 92% to $19.8 million in fiscal 1998. The increases in fiscal 1997 and 1998 were due to growing sales to new customers (approximately $3.1 million of the increase in fiscal 1997 and approximately $4.8 million of the increase in fiscal 1998) and increased follow-on sales to existing customers (approximately $4.0 million of the increase in fiscal 1997 and approximately $4.7 million of the increase in fiscal 1998), primarily as a result of the expansion of the BrioQuery product suite through the introduction of the Company's Web-based extensions of its product suite in fiscal 1997 and 1998.

  Services. The Company's service revenues increased by 133% from $1.3 million in fiscal 1996 to $3.1 million in fiscal 1997 and by 128% to $7.0 million in fiscal 1998. The increases in fiscal 1997 and 1998 were due to an increase in maintenance and support revenues (approximately $900,000 of the increase in fiscal 1997 and approximately $2.2 million of the increase in fiscal 1998) and an increase in training and consulting revenues (approximately $900,000 of the increase in fiscal 1997 and approximately $1.7 million of the increase in fiscal 1998), related to increases in the Company's installed customer base.

COST OF REVENUES

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. The Company's cost of revenues from license fees increased by 147% from $340,000 in fiscal 1996 to $839,000 in fiscal 1997 and by 20% to $1 million in fiscal 1998. The increase in absolute dollars was due to the increase in the number of licenses sold. The decrease as a percentage of revenues from license fees was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrinkwrapped" product and economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of service revenues consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of service revenues increased by 120% from $371,000 in fiscal 1996 to $817,000 in fiscal 1997 and by 218% to
$2.6 million in fiscal 1998. The increases from fiscal 1996 to 1997 were due principally to increases in personnel resulting from the Company's expansion of its support services in response to increased demand for maintenance and support, training and consulting services. Approximately $1.7 million of the increase in fiscal 1998 was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $900,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of service revenues may vary between periods due to the mix of services provided by the Company's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

OPERATING EXPENSES

  Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 57% from $1.6 million in fiscal 1996 to $2.4 million in fiscal 1997 and by 113% to $5.2 million in fiscal 1998. The increases from year to year were primarily due to increased personnel and related costs required to continue to develop and enhance the Company's fully integrated Brio Enterprise solution for both the client/server and Web-based environments, while developing new products, such as the Brio Enterprise server products. The Company believes that significant investment for product research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased by 204% from $4.5 million in fiscal 1996 to $13.6 million in fiscal 1997 and by 67% to $22.7 million in fiscal 1998. The increases were attributable to the costs associated with the expansion of the Company's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, Australia, and France and through the expansion of the worldwide field sales organization and related costs (approximately $5.6 million in fiscal 1997 and approximately $5.7 million in fiscal 1998), higher sales commissions, bonuses and sales incentives associated with increased revenues (approximately $1.6 million in fiscal 1997 and approximately $1.9 million in fiscal 1998), and increased domestic and international marketing expenses, including marketing activities, personnel and related costs (approximately $1.9 million in fiscal 1997 and approximately $1.5 million in fiscal 1998). The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods. The Company believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. Such expenses are currently intended to be funded by the Company's working capital. In particular, the Company expects that sales compensation, travel and related expenses will increase significantly as the Company continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, the Company expects sales and marketing expenses will continue to vary as a percentage of total revenues.

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased by 66% from $1.0 million in fiscal 1996 to $1.7 million in fiscal 1997 and by 75% to $3.0 million in fiscal 1998. Substantially all of the increases were due to increased personnel and related costs (approximately $500,000 in fiscal 1997 and approximately $1.1 million in fiscal 1998) and professional fees (approximately $200,000 in fiscal 1997 and approximately $200,000 in fiscal
1998) necessary to manage and support the Company's growth and facilities expansion. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in the Company's administrative operations and increased revenues. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and assumes the responsibilities of a public company. The Company expects that such expenses will vary as a percentage of total revenues.

  Deferred Compensation. In connection with the grant of certain stock options to employees during fiscal 1998, the Company recorded deferred compensation of $580,000, representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholder's equity and amortized ratably over the vesting period of the applicable options. Approximately $105,000 was expensed during fiscal 1998, and the balance will be expensed ratably over the next four years as the options vest. See Note 8 of Notes to Consolidated Financial Statements.

INTEREST AND OTHER INCOME (EXPENSE), NET

  Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, net of interest expense. Interest expense is comprised of interest incurred on the Company's bank line of credit. The Company's interest and other income (expense), net, decreased from $33,000 in fiscal 1996 to $25,000 in fiscal 1997. Interest and other income (expense), net, decreased to a net expense of $341,000 in fiscal 1998. The decrease in fiscal 1997 was due to increased bank borrowings. The decrease in fiscal 1998 was attributable to an increase in the amount of borrowings on the Company's line of credit to fund growth in operations, and to a lesser extent losses of approximately $131,000 on foreign currency transactions resulting from intercompany receivables from foreign subsidiaries. See Note 2 of Notes to Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

  As of March 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $8.7 million and $2.8 million, respectively, available to offset future taxable income, which expire at various dates through 2012 if not utilized. Further, as of March 31, 1998, the Company had tax credit carryforwards of approximately $553,000 which expire at various dates through 2012. In addition, the Internal Revenue Code of 1986, as amended, contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has net deferred tax assets, including its net operating loss carryforwards, totaling approximately $5.3 million as of March 31, 1998. The Company has recorded a valuation allowance for all of its net deferred tax assets as a result of significant uncertainties regarding the realization of most of its assets, including the limited operating history of the Company, a recent history of losses and the variability of operating results. See Note 10 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the Company's fiscal year beginning on April 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income will be required to be reported in financial statements issued for periods beginning after the effective date of SFAS No. 130. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company's fiscal years beginning on April 1, 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's consolidated financial statements.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 which will supersede SOP 91-1, "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in the Company's fiscal years beginning April 1, 1998. Management has assessed this new statement and believes that its adoption will not have a material effect on the Company's consolidated financial statements or the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has funded its operations and capital expenditures primarily from the net proceeds of approximately $15.7 million from private sales of Preferred Stock, cash from operations and, early in the Company's history, development fees, and to a lesser extent, from bank borrowings. Subsequent to March 31, 1998, the Company sold 3,085,000 shares of common stock in connection with its initial public offering. The aggregate proceeds to the Company, after deducting estimated offering expenses, were approximately $30.6 million. Net cash used in operating activities in fiscal 1996, 1997 and 1998 was $3.3 million, $4.7 million and $3.8 million, respectively.

  As of March 31, 1998, the Company had cash and cash equivalents of $2.6 million. In addition, during January 1998, the Company obtained a bank line of credit which provides for up to $10.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability, which is collateralized by substantially all of the Company's assets, including the Company's intellectual property to the extent required to secure the Bank's interest in the accounts receivables and which provides for interest at the bank's prime rate. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth of two times the commitment amount. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. See Note 6 of Notes to Consolidated Financial Statements. As of March 31, 1998, the Company's bank borrowings were $3.4 million. Subsequent to March 31, 1998, the Company utilized a portion of the net proceeds from its initial public offering to repay all of its bank borrowings.

  Net cash used in investing activities was $380,000, $2.0 million and $1.7 million in fiscal 1996, 1997 and 1998, respectively, consisting primarily of purchases of property and equipment and, to a lesser extent, a one-time payment in connection with the acquisition of the Company's Australian subsidiary. The Company has planned capital commitments of up to approximately $2.0 million in fiscal 1999.

  Net cash provided by financing activities was $1.2 million, $7.1 million and $7.2 million in fiscal 1996, 1997 and 1998, respectively, consisting primarily of proceeds from private sales of Preferred Stock and periodic borrowings, net of repayments, on the bank line of credit.

  The Company believes that its current cash balances and any cash generated from operations and from available or future debt financing, will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company has no current plans, and is not currently negotiating, to obtain additional financing.

               FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  History of Net Losses; Substantial Accumulated Deficit; Uncertain Future Profitability. The Company incurred net losses of $3.2 million, $6.0 million and $8.1 million in fiscal 1996, 1997 and 1998, respectively. As of March 31, 1998, the Company had a shareholders' deficit of approximately $1.9 million. Given the Company's history of net losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods. In addition, the Company intends to increase its operating expenses significantly in fiscal 1999; therefore, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  Fluctuations in Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results based on a number of factors, many of which are not within the Company's control. Among other things, the Company's operating results have fluctuated in the past due to the timing of product enhancements and new product announcements by the Company, the lengthy sales cycle of the Company's products, market acceptance of and demand for the Company's products, capital spending patterns of the Company's customers, customer order deferrals in anticipation of enhancements or new products offered by the Company, the Company's ability to attract and retain key personnel, the mix of domestic and international sales, the mix of license and service revenues, personnel changes and changes in the timing and level of operating expenses. The Company's results of operations may also fluctuate in the future due to a number of factors, including but not limited to those discussed above, as well as the number and significance of product enhancements and new product announcements by the Company's competitors, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, customer order deferrals in anticipation of enhancements or new products offered by the Company's competitors, nonrenewal of service agreements, software defects and other product quality problems, the mix of direct and indirect sales, currency fluctuations, costs or damage awards associated with the current Business Objects, S.A. litigation and general economic conditions. The Company anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of any such orders could cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Furthermore, the Company has experienced, and expects to continue to experience, seasonality due, among other things, to customer capital spending patterns and the general summer slowdown in sales. Such seasonality could have a material adverse effect on the Company's results of operations, particularly for the quarters ending June 30 or September 30.

  In addition, the Company currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization, and expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. The Company also expects to increase its staffing and systems infrastructure in order to support the Company's expanding operations and to comply with the additional responsibilities of a public company. To the extent such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially adversely affected. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

  Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Further, the Company's expense levels are based in significant part on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. Additionally, the Company has in the past and expects in the future to recognize a large portion of its license revenue in the last month of each quarter. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. In light of the foregoing, in some future quarter the Company's reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  Dependence on Direct Sales Force. The Company has historically sold its products primarily through its direct sales and services organization located in the United States, Canada, the United Kingdom, France and Australia, and the Company intends to continue to invest significant resources to expand its direct sales force. Revenues from direct sales were 91%, 93% and 85% of total revenues for fiscal 1996, 1997 and 1998, respectively. Competition for personnel with a sufficient level of expertise and experience for these positions is intense, particularly among the Company's competitors who may have substantially greater resources than the Company or greater resources dedicated to hiring such personnel. In addition, the Company has experienced significant turnover of its sales force. Such turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive members of the Company's sales force. There can be no assurance that the Company will be able to attract and retain adequate sales and marketing personnel, despite the expenditure of significant resources to do so, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Dependence on Key Personnel and Hiring of Additional Personnel."

  Dependence on Key Personnel and Hiring of Additional Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. The Company has employment contracts with only three members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, the Company's President and Chief Executive Officer, and Katherine Glassey, the Company's Executive Vice President, Products and Services and Chief Technology Officer, respectively. The Company does not believe such insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has recently experienced difficulties in hiring highly qualified sales and engineering personnel, and the Company believes that it may have greater difficulty in attracting such personnel with equity incentives as a public company than it had while privately held. For example, as a result of market forces, companies in the enterprise software industry have historically experienced significant fluctuations in their market valuations. To the extent that the Company's Common Stock trades at a premium relative to historical industry averages or to other companies in the enterprise software industry, the Company may experience difficulty in attracting qualified personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, companies in the enterprise software industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. The Company has, from time to time, received such claims from other companies and there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims or lack thereof. See Item 1, "Business--Employees."

  Lengthy Product Sales Cycle. The purchase of the Company's products may require significant, executive-level investment and systems architecture decisions by prospective customers. Such transactions may be delayed during the customer acceptance process because the Company must provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. The Company believes that most companies currently are not yet aware of the benefits of enterprise-wide business intelligence solutions or of the Company's products and capabilities, nor have such companies deployed business intelligence solutions on an enterprise-wide basis. Accordingly, the sales cycle associated with the purchase of the Company's enterprise business intelligence products is typically three to nine months in length and subject to a number of significant risks over which the Company has little or no control, including customers' budgeting constraints and internal acceptance review procedures. Further, to the extent that potential customers divert resources and attention to issues associated with the year 2000 issue, the Company's sales cycle could be further lengthened. See "--Year 2000 Compliance."

  Additionally, the sales cycle for the Company's products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, as the Company expands internationally, the average sales cycle for the Company's products is expected to lengthen. Based in part upon, among other things, its lengthy sales cycle, the Company believes that its quarterly revenues and operating results could vary significantly in the future, and that excessive delay in product sales could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above and Item 1, "Business--Sales and Marketing."

  Dependence on Development of Indirect Sales Channels. To date, the Company has sold its products principally through its direct sales and services organizations and, to a lesser extent, through VARs, resellers and distributors (collectively referred to as the Company's "Indirect Channel"). Revenues from the Company's Indirect Channel were 9%, 7% and 15% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company's ability to achieve revenue growth and improved operating margins on product sales, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. Although the Company is currently investing and plans to continue to invest significant resources to develop the Indirect Channel, there can be no assurance that the Company will be able to continue to attract and retain additional companies in the Indirect Channel that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and services. There also can be no assurance that the Company will be able to manage conflicts within the Indirect Channel or that the Company's focus on increasing sales through the Indirect Channel will not divert management resources and attention from direct sales. In addition, the Company's agreements with companies in the Indirect Channel do not restrict such companies from distributing competing products, and in many cases may be terminated by either party without cause. There can be no assurance that the Company will be able to successfully expand its Indirect Channel or that any such expansion will result in an increase in revenues, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See Item 1, "Business-- Brio Strategy" and "--Sales and Marketing."

  Competition. The market in which the Company operates is still developing, and is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of software solutions and generally fall within four categories: (i) vendors of business intelligence software such as Cognos, Business Objects, S.A., Seagate, and Andyne; (ii) vendors offering alternative approaches to delivering analysis capabilities to users, such as MicroStrategy; (iii) database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Oracle or Arbor; and (iv) other companies that may in the future announce offerings of enterprise business intelligence solutions. The Company's competitive position in the market is uncertain, due principally to the variety of current and potential competitors and the emerging nature of the market. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. The Company expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could have a material adverse effect on the Company's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of its products, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company competes on the basis of certain factors, including product features, time to market, ease of use, product performance, product quality, analytical capabilities, user scalability, open architecture, customer support and price. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on the Company's business, operating results and financial condition.

  Litigation With Business Objects, S.A. On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery and are awaiting a date for the claims construction hearing. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Item 1, "Business--Proprietary Rights" and
Item 3, "Legal Proceedings."

  Management of Operations; New Management Team. The Company's recent growth and expansion of operations has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Over half of the Company's executive management have joined the Company within approximately the last eighteen months, including the Company's Chief Financial Officer, Executive Vice President, Marketing and Executive Vice President, Worldwide Operations. These individuals have not previously worked together for substantial lengths of time and are in the process of integrating as a management team, and certain of such individuals do not have significant prior experience in public company executive management. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth, if any, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  Risks Associated With International Expansion. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 9%, 14% and 19% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company has direct sales offices in the United Kingdom, France and Australia, and has established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. The Company has, to date, localized its products in French, Italian and Japanese. A key component of the Company's strategy is its planned expansion into additional international markets. To facilitate this international expansion, the Company anticipates localizing its products for additional foreign markets in the future. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products in these markets, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

  In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as increased difficulty in controlling operating expenses, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. In particular, the Company's international sales are generally denominated and collected in foreign currencies, and the Company has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure. In fiscal 1998, the Company incurred losses on foreign currency translations resulting from intercompany receivables from its foreign subsidiaries in an amount of approximately $131,000. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

  Dependence Upon Product Development; Rapid Technological Change and Evolving Industry Standards. The Company's success will depend upon its ability to develop new products that meet changing customer requirements. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and customer requirements, emerging competition and frequent new product introductions. The Company's products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture, as well as Web access and delivery technology. As a result, the Company may be required to change and improve its products in response to changes in operating systems, applications, networking and connectivity software, computer and communications hardware, programming tools and computer language technology. Such changes and improvements are dependent, in part, on the Company's ability to hire and retain highly qualified engineering personnel. See "--Dependence on Key Personnel and Hiring of Additional Personnel." In addition, the Company attempts to establish and maintain partner alliances with influential companies in a variety of core technology areas. The Company's failure to establish such alliances with leading companies in particular technology areas could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company can successfully respond to changing technology, identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner. The Company has in the past experienced delays in software development and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. In particular, development efforts in the UNIX server environment are complex, and the Company in the past has encountered delays in developing products for this environment. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements on a timely basis that are compatible with industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, operating results and financial condition.

  In addition, the Company or its competitors may announce enhancements to existing products, or new products embodying new technologies, industry standards or customer requirements that have the potential to supplant or provide lower cost alternatives to the Company's existing products. The introduction of such enhancements or new products could render the Company's existing products obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products by the Company or its competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, introduction by the Company of products with reliability, quality or compatibility problems could result in reduced orders, delays in collecting accounts receivable and additional service costs. The failure to introduce a new product or product enhancement on a timely basis could delay or hinder market acceptance. Any such event could have a material adverse effect on the Company's business, operating results and financial condition. See Item 1, "Business-- Products and Technology."

  Dependence on Emerging Market for Enterprise Business Intelligence; No Assurance of Market Acceptance of Enterprise Business Intelligence
Products. The Company is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and the Company expects such sales to constitute an increasing portion of the Company's future revenue growth, if any. To date, the Company's selling efforts have resulted in limited enterprise-wide implementations of the Company's products. The Company believes that most companies currently are not yet aware of the benefits of enterprise-wide business intelligence solutions or of the Company's products and capabilities, nor have such companies deployed business intelligence solutions on an enterprise-wide basis. While the Company has devoted significant resources to promoting market awareness of its products and the problems such products address (including training of its sales force to promote enterprise business intelligence and demonstrating the enterprise-wide business intelligence capabilities of Brio Enterprise at industry conferences and trade shows, the costs of which the Company views as a normal part of its new product sales and marketing activity), no assurance can be given that these efforts will be sufficient to build market awareness of the need for enterprise business intelligence or acceptance of the Company's products. Failure of a significant market for enterprise business intelligence products to develop, or failure of enterprise-wide implementations of the Company's products to achieve broad market acceptance, would have a material adverse effect on the Company's business, operating results and financial condition.

  Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. Furthermore, although the Company's products comply with such year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or patch their current software systems to comply with year 2000 requirements. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. See "--Lengthy Product Sales Cycle."

  Risks of Product Defects; Product Liability. As a result of their complexity, the Company's software products may contain undetected errors, failures or viruses. Despite testing by the Company and use by current and potential customers when new products are first introduced or new enhancements are released, there can be no assurance that errors will not be found in new products or enhancements after commencement of commercial shipments. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that defects and errors will not be found in new products or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation, which could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure for potential claims based on errors or malfunctions of its products. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. Although the Company carries insurance against product liability risks, there can be no assurance that such insurance would be adequate to cover a potential claim. A product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

  Limited Protection of Proprietary Rights. The Company currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent application. There can be no assurance that the Company's patent application will result in the issuance of a patent, or if issued, will not be invalidated, circumvented or challenged, or that the rights granted thereunder, if any, will provide competitive advantages to the Company or that any of the Company's future patent applications, if any, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patent that may come to be owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or, in some cases, if the Company fails to meet its contractual obligations. The provision of source code escrows may increase the likelihood of misappropriation by third parties. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. Currently, the Company is engaged in litigation with Business Objects, S.A. concerning the alleged infringement by the Company of a U.S. patent held by Business Objects, S.A. See "--Litigation with Business Objects, S.A." and Item 3, "Legal Proceedings."

  Finally, in the future the Company may rely upon certain software that it may license from third parties, including software that may be integrated with the Company's internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will be available to the Company on commercially reasonable terms. The inability to obtain or maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition.

  Limited History of Prior Market for Common Stock; Possible Volatility of Stock Price. There has been a public market for the Company's Common Stock only since April 30, 1998, and there can be no assurance that an active public market will continue. The market price of the shares of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcement of business partnerships, technological innovations or new product introductions by the Company or its competitors, changes of estimates of the Company's future operating results by securities analysts, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. These broad market fluctuations may adversely effect the market price of the Company's Common Stock.

  Control by Existing Stockholders. The Company's executive officers and directors, together with entities affiliated with such individuals, beneficially own a majority of the Company's Common Stock. In particular, Yorgen Edholm, the Company's President and Chief Executive Officer and a director of the Company, and his spouse Katherine Glassey, the Company's Executive Vice President, Products and Services and Chief Technology Officer and a director of the Company, beneficially own over 30% of the Company's Common Stock. Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of the Company's directors and the determination of all corporate actions. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

  Anti-Takeover Provisions. Certain provisions of the Company's charter documents, including provisions relating to a classified board of directors and provisions eliminating cumulative voting, eliminating the ability of stockholders to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, the Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock. Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BRIO TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................  32
Consolidated Balance Sheets.................................................  33
Consolidated Statements of Operations.......................................  34
Consolidated Statements of Shareholders' Equity (Deficit)...................  35
Consolidated Statements of Cash Flows.......................................  36
Notes to Consolidated Financial Statements..................................  37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brio Technology, Inc.:

  We have audited the accompanying consolidated balance sheets of Brio Technology, Inc. (a California corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referenced below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brio Technology, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
April 13, 1998 (except with
respect to the matter discussed in
Note 11, as to which the date is
May 1, 1998)

                             BRIO TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                MARCH 31,
                                             1998 PRO FORMA      MARCH 31,
                                              SHAREHOLDERS'   -----------------
                                            DEFICIT (NOTE 11)   1998     1997
                                            ----------------- --------  -------
                                               (UNAUDITED)
                  ASSETS
Current Assets:
  Cash and cash equivalents...............                    $  2,647  $   890
  Accounts receivable, net of allowance of
   $551 and $371..........................                       6,508    5,144
  Inventories.............................                         361      104
  Prepaid expenses and other current
   assets.................................                         958      378
                                                              --------  -------
      Total current assets................                      10,474    6,516
Property and Equipment, net...............                       3,127    2,052
Other Assets..............................                         485      317
                                                              --------  -------
                                                              $ 14,086  $ 8,885
                                                              ========  =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIT)
Current Liabilities:
  Current maturities of notes payable.....                    $  3,248  $ 1,724
  Accounts payable........................                       2,140    1,535
  Accrued liabilities--
    Payroll and related benefits..........                       1,422    1,318
    Other.................................                         918      657
  Deferred revenue, current...............                       6,656    3,061
                                                              --------  -------
      Total current liabilities...........                      14,384    8,295
Notes Payable, net of current maturities..                         189      438
Noncurrent Deferred Revenue...............                       1,321      --
Other Noncurrent Liabilities..............                          46       19
                                                              --------  -------
      Total liabilities...................                      15,940    8,752
                                                              --------  -------
Commitments and Contingencies (Notes 5 and
 9)
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par
   value, aggregate liquidation preference
   of $15,850:
    Authorized--5,625,000 shares pro
     forma, at March 31, 1998 and 1997
    Issued and outstanding (Series A, B
     and C)--5,466,172 pro forma, at March
     31, 1998 and 4,613,903 at March 31,
     1997.................................                      15,655    9,811
  Common stock, no par value:
    Authorized--13,500,000 shares
    Issued and outstanding--11,228,897 pro
     forma, 5,762,725 at March 31, 1998
     and 5,656,910 shares at March 31,
     1997.................................        16,786         1,131      495
Notes receivable from shareholders........          (292)         (292)    (314)
Deferred compensation.....................          (459)         (459)     --
Cumulative translation adjustment.........           (20)          (20)     (62)
Accumulated deficit.......................       (17,869)      (17,869)  (9,797)
                                                --------      --------  -------
      Total shareholders' equity
       (deficit)..........................        (1,854)       (1,854)     133
                                                ========      --------  -------
                                                              $ 14,086  $ 8,885
                                                              ========  =======

      The accompanying notes are an integral part of these balance sheets.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEARS ENDED MARCH 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Revenues:
  License fees...................................... $19,795  $10,328  $ 3,212
  Services..........................................   6,977    3,058    1,315
                                                     -------  -------  -------
    Total revenues..................................  26,772   13,386    4,527
                                                     -------  -------  -------
Cost of revenues:
  License fees......................................   1,008      839      340
  Services..........................................   2,595      817      371
                                                     -------  -------  -------
    Total cost of revenues..........................   3,603    1,656      711
                                                     -------  -------  -------
Gross Profit........................................  23,169   11,730    3,816
                                                     -------  -------  -------
Operating Expenses:
  Research and development..........................   5,218    2,447    1,555
  Sales and marketing...............................  22,728   13,588    4,476
  General and administrative........................   2,954    1,685    1,014
                                                     -------  -------  -------
    Total operating expenses........................  30,900   17,720    7,045
                                                     -------  -------  -------
Loss from operations................................  (7,731)  (5,990)  (3,229)
                                                     -------  -------  -------
Interest and other income (expense), net:
  Interest income...................................      84       93       44
  Interest expenses.................................    (294)     (68)      (2)
  Other expense, net................................    (131)     --        (9)
                                                     -------  -------  -------
    Total interest and other income (expense), net..    (341)      25       33
                                                     -------  -------  -------
Net loss............................................ $(8,072) $(5,965) $(3,196)
                                                     =======  =======  =======
Basic net loss per share............................ $ (1.41) $ (1.14) $ (0.64)
                                                     =======  =======  =======
Shares used in computing basic net loss per share...   5,724    5,218    5,018
                                                     =======  =======  =======
Pro forma basic net loss per share.................. $ (0.74) $ (0.63)
                                                     =======  =======
Shares used in computing pro forma basic net loss
 per share..........................................  10,977    9,479
                                                     =======  =======


   The accompanying notes are an integral part of these financial statements.

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                             CONVERTIBLE                          NOTES                                        TOTAL
                           PREFERRED STOCK    COMMON STOCK      RECEIVABLE  DEFERRED CUMULATIVE  ACCUMU-   SHAREHOLDERS'
                          ----------------- -----------------      FROM     COMPEN-  TRANSLATION  LATED       EQUITY
                           SHARES   AMOUNT   SHARES    AMOUNT  SHAREHOLDERS  SATION  ADJUSTMENT  DEFICIT     (DEFICIT)
                          --------- ------- ---------  ------  ------------ -------- ----------- --------  -------------
BALANCE, MARCH 31, 1995.  2,464,331 $ 3,768 5,005,032  $  104     $ --       $ --       $ --     $   (636)    $ 3,236
 Issuance of Series A
  preferred stock, net..     32,425      50       --      --        --         --         --          --           50
 Issuance of common
  stock for cash........        --      --     16,360      10       --         --         --          --           10
 Net loss...............        --      --        --      --        --         --         --       (3,196)     (3,196)
                          --------- ------- ---------  ------     -----      -----      -----    --------     -------
BALANCE, MARCH 31, 1996.  2,496,756   3,818 5,021,392     114       --         --         --       (3,832)        100
 Issuance of Series B
  preferred stock, net..  2,117,147   5,993       --      --        --         --         --          --        5,993
 Exercise of common
  stock options for
  cash..................        --      --    112,435      67       --         --         --          --           67
 Exercise of common
  stock options for
  notes receivable......        --      --    553,500     332      (332)       --         --          --          --
 Repurchase of
  restricted shares.....        --      --    (30,417)    (18)       18        --         --          --          --
 Cumulative translation
  adjustment............        --      --        --      --        --         --         (62)        --          (62)
 Net loss...............        --      --        --      --        --         --         --       (5,965)     (5,965)
                          --------- ------- ---------  ------     -----      -----      -----    --------     -------
BALANCE, MARCH 31, 1997.  4,613,903   9,811 5,656,910     495      (314)       --         (62)     (9,797)        133
 Issuance of Series C
  preferred stock, net..    852,269   5,844       --      --        --         --         --          --        5,844
 Exercise of common
  stock options for
  cash..................        --      --     47,594      37       --         --         --          --           37
 Exercise of common
  stock options for
  notes receivable......        --      --     57,701      35       (35)       --         --          --          --
 Exercise of common
  stock warrant for
  cash..................        --      --     10,000       6       --         --         --          --            6
 Repurchase of
  restricted shares.....        --      --     (9,480)     (6)      --         --         --          --           (6)
 Repayment of notes
  receivable from
  shareholders..........        --      --        --      --         57        --         --          --           57
 Deferred compensation..        --      --        --      580       --        (580)       --          --          --
 Amortization of
  deferred compensation.        --      --        --      --        --         105        --          --          105
 Termination of shares
  granted under
  incentive stock plans.        --      --        --      (16)      --          16        --          --          --
 Cumulative translation
  adjustment............        --      --        --      --        --         --          42         --           42
 Net loss...............        --      --        --      --        --         --         --       (8,072)     (8,072)
                          --------- ------- ---------  ------     -----      -----      -----    --------     -------
BALANCE, MARCH 31, 1998.  5,466,172 $15,655 5,762,725  $1,131     $(292)     $(459)     $ (20)   $(17,869)    $(1,854)
                          ========= ======= =========  ======     =====      =====      =====    ========     =======

   The accompanying notes are an integral part of these financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEARS ENDED MARCH 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................... $(8,072) $(5,965) $(3,196)
Adjustments to reconcile net loss to cash used in
 operating activities--
  Depreciation and amortization....................     673      298      140
  Provision for returns and doubtful accounts......     180      346      108
  Deferred compensation amortization...............     105      --       --
  Changes in operating assets and liabilities--
    Accounts receivable............................  (1,544)  (3,213)  (1,375)
    Inventories....................................    (257)      48      (51)
    Prepaid expenses and other assets..............    (794)    (571)      (1)
    Accounts payable and accrued liabilities.......     997    2,790       41
    Deferred revenue...............................   4,916    1,533    1,005
                                                    -------  -------  -------
      Cash used in operating activities............  (3,796)  (4,734)  (3,329)
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment................  (1,702)  (1,883)    (380)
Cash payment for DataBasics acquisition............     --       (95)     --
                                                    -------  -------  -------
      Cash used in investing activities............  (1,702)  (1,978)    (380)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable........................   4,950    2,093    1,104
Repayments under notes payable.....................  (3,675)  (1,035)     --
Proceeds from issuance of preferred stock, net.....   5,844    5,993       50
Proceeds from issuance of common stock, net........      37       67       10
Proceeds from repayment of notes receivable from
 shareholders......................................     457      --       --
Issuance of note to shareholder....................    (400)     --       --
                                                    -------  -------  -------
      Net cash provided by financing activities....   7,213    7,118    1,164
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   1,715      406   (2,545)
Effect of exchange rate changes on cash............      42      (62)     --
Cash and cash equivalents, beginning of period.....     890      546    3,091
                                                    -------  -------  -------
Cash and cash equivalents, end of period........... $ 2,647  $   890  $   546
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest........................... $   144  $    54  $    46
                                                    =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                             BRIO TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. ORGANIZATION AND OPERATIONS:

  Brio Technology, Inc. (the "Company"), a California corporation, was incorporated in 1989. The Company designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. The Company's products and services are designed to allow organizations to quickly deploy and effectively manage business intelligence solutions incorporating the wide range of available corporate data sources, including data marts, data warehouses, operational data stores, enterprise applications and legacy applications.

  The Company is subject to a number of risks associated with companies in a similar stage of development, including negative working capital and shareholders' deficit, rapid technological growth, dependence on key personnel and the sales force, litigation (see Note 9), potential competition from larger, more established companies, dependence on product development, the ability to penetrate the market with its products, and the ability to obtain adequate financing to support its growth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity (deficit) in the accompanying consolidated financial statements. Transaction gains and losses, which have not been material, are included in other income (expense).

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 1998 and 1997, the Company held its cash in checking and money market accounts.

 Inventories

  The Company's inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory consists principally of completed software packages including media and documentation.

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998


 Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are depreciated over the shorter of the term of the related lease or the estimated useful life of the asset.

  Property and equipment consists of the following (in thousands):

                                                                  MARCH 31,
                                                                ---------------
                                                                 1998     1997
                                                                -------  ------
     Computer equipment and software........................... $ 2,999  $1,780
     Furniture and fixtures....................................   1,156     638
     Leasehold improvements....................................     175     210
                                                                -------  ------
                                                                  4,330   2,628
     Less: Accumulated depreciation............................  (1,203)   (576)
                                                                -------  ------
                                                                $ 3,127  $2,052
                                                                =======  ======

 Revenue Recognition

  The Company's revenues are derived from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting.

  Revenue from license fees is recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. Allowances are established for potential product returns and credit losses. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  Maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement which includes a license agreement, amounts related to maintenance are unbundled from the license fee based on vendor specific objective evidence. Consulting and training revenue is recognized when the services are performed.

  Cost of revenues consists primarily of third-party fees, related personnel and overhead allocations and overhead costs, the cost of media, documentation, packaging and shipping related to products sold.

 Deferred Revenue

  Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed. In situations where the services are not expected to be provided and revenue recognized within twelve months of the balance sheet date, such amounts are classified as noncurrent deferred revenue.

 Software Development Costs

  Under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998

products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. Amounts that could have been capitalized under this Statement were insignificant and, therefore, no costs have been capitalized to date.

 Computation of Basic Net Loss Per Share and Pro Forma Basic Net Loss Per
Share

  Historical net loss per share has been calculated under SFAS No. 128 "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from conversion of preferred stock, stock options, and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

  Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

 Fair Value of Financial Instruments

  The following methods and assumptions were used in estimating the fair values of financial instruments:

    Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

    Short-term and long-term debt: The carrying value of the notes payable approximates the debts' fair market value as the rates are variable and based on the bank's prime rate.

  It is estimated that the carrying value of the Company's other financial instruments approximated fair value at March 31, 1998 and 1997.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the Company's fiscal year beginning April 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income will be required to be reported in financial statements issued for periods beginning after the effective date of SFAS No. 130. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company's fiscal year beginning April 1, 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 which will supersede SOP 91-1, "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in the Company's fiscal year beginning April 1, 1998. Management has assessed this

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998

new statement and believes that its adoption will not have a material effect on the Company's financial statements or on the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

3. ACQUISITIONS:

  On April 1, 1996, the Company purchased Brio Technology Ltd. from Management Decisions (MD), one of the Company's distributors in the United Kingdom. The Company paid a nominal value for the outstanding stock and operations of Brio Technology Ltd., and the acquisition was accounted for as a purchase. No goodwill resulted from this acquisition. Brio Technology Ltd. is now a wholly-owned subsidiary of the Company. Sales to MD for the year ended March 31, 1996 were $39,100.

  On July 1, 1996, the Company purchased DataBasics, one of the Company's distributors in Australia, for $95,000 in cash. The acquisition was accounted for as a purchase and resulted in goodwill of $60,000 that is being amortized over a five year period. DataBasics was renamed Brio Technology Pty. Ltd., and is now a wholly-owned subsidiary of the Company. Sales to DataBasics for the year ended March 31, 1996 were $121,000.

  Pro forma information related to these acquisitions has not been presented as the prior operations of the acquired companies were immaterial.

4. SIGNIFICANT CONCENTRATIONS:

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

  For the years ended March 31, 1998 and 1997, no customer accounted for more than 10% of the Company's total revenues. For the year ended March 31, 1996, one customer accounted for approximately 15% of the Company's total revenues.

  The Company markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and through its foreign subsidiaries. International revenue, which consists of U.S. sales to customers in foreign countries and sales from the Company's foreign subsidiaries, was 19%, 14% and 9% of total revenues for the years ended March 31, 1998, 1997 and 1996, respectively.

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998


  Information about the Company's operations in different geographic locations is shown below. International operations were not material in fiscal 1996.

                                                                 MARCH 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                                                               (IN THOUSANDS)
     Total revenues:
       United States......................................... $24,020  $12,473
       International.........................................   3,882    1,484
       Eliminations..........................................  (1,130)    (571)
                                                              -------  -------
         Consolidated........................................ $26,772  $13,386
                                                              =======  =======
     Intercompany sales between geographic areas:
       United States......................................... $ 1,130  $   571
       International.........................................     --       --
                                                              -------  -------
         Consolidated........................................ $ 1,130  $   571
                                                              =======  =======
     Net loss:
       United States......................................... $(5,949) $(4,356)
       International.........................................  (2,117)  (1,499)
       Eliminations..........................................      (6)    (110)
                                                              -------  -------
         Consolidated........................................ $(8,072) $(5,965)
                                                              =======  =======
     Identifiable assets:
       United States......................................... $16,442  $ 9,638
       International.........................................   2,392    1,179
       Eliminations..........................................  (4,748)  (1,932)
                                                              -------  -------
         Consolidated........................................ $14,086  $ 8,885
                                                              =======  =======

5. COMMITMENTS:

  The Company leases various facilities under operating leases which expire on various dates through October 2003. The Company also leases office equipment under various non-cancelable operating leases with terms which expire through July 1998. Future minimum lease payments relating to these agreements as of March 31, 1998, are as follows (in thousands):

     FISCAL YEAR
     -----------
       1999.............................................................. $1,726
       2000..............................................................  1,575
       2001..............................................................    511
       2002..............................................................    434
       2003..............................................................    434
       Thereafter........................................................    253
                                                                          ------
                                                                          $4,933
                                                                          ======

  Rent expense for the years ending March 31, 1998, 1997 and 1996 was $1,532,700, $798,000, and $260,300, respectively.

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998


6. NOTES PAYABLE:

  At March 31, 1998, the Company had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (8.5% at March 31, 1998). At March 31, 1998, $3,437,000 was outstanding under these arrangements of which $3,248,000 was classified as current and $189,000 as noncurrent, due in fiscal 1999. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of the Company's assets, including the Company's intellectual property, accounts receivable, and property and equipment. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio, a minimum tangible net worth, and minimum results of operations (the results of operation covenant was eliminated as a result of the initial public offering). The line expires on December 1, 1999. Subsequent to March 31, 1998, the Company utilized a portion of the net proceeds from its initial public offering to repay all of its bank borrowings (see Note 11).

7. PREFERRED STOCK:

  As of March 31, 1998, the Company had issued 2,496,756 shares of Series A Convertible Preferred Stock (Series A), 2,117,147 shares of Series B Convertible Preferred Stock (Series B) and 852,269 shares of Series C Convertible Preferred Stock (Series C).

  In February 1998, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with a proposed Initial Public Offering (IPO) (see Note 11). On May 1, 1998, the offering was consummated and all of the currently outstanding convertible preferred stock converted to 5,466,172 shares of common stock upon the closing of the IPO. The effect of the conversion has been reflected as unaudited pro forma shareholders' deficit in the accompanying consolidated balance sheet as of March 31, 1998.

8. COMMON STOCK:

  As of March 31, 1998, the Company had reserved shares of its common stock for future issuance as follows:

     Conversion of convertible preferred stock........................ 5,466,172
     Exercise of stock options........................................ 3,877,066
                                                                       ---------
       Total shares reserved.......................................... 9,343,238
                                                                       =========

  During fiscal 1997 and 1998, certain employees funded the purchase of common stock under the 1992 Stock Option Plan with fully secured notes payable to the Company.

 Stock Rights and Warrants

  In connection with the issuance of a promissory note in 1992, the Company issued warrants to the noteholder to purchase up to 128,205 shares of common stock at $1.542 per share. The warrants expired, unexercised, on April 17, 1997.

  Under the terms of an agreement with a customer, the Company granted the customer the right to purchase up to $1,300,000 of equity securities of the same type and price of the securities issued to third parties in the event the Company issues at least $500,000 of such securities. This right expired, unexercised, in connection with the Company's IPO (see Note 11).

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998


  In connection with the purchase of Brio Technology Ltd. from MD in 1996, the Company granted MD warrants to purchase 10,000 shares of the Company's common stock at $.60 per share. The value of the warrants was not material. The warrants were exercised prior to March 31, 1998.

 Stock Options

  Through March 31, 1998, the Company has reserved 1,327,066 shares of common stock for issuance under the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant options to purchase the Company's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company's common stock, as determined by the Board of Directors. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years.

  Option activity under the Plan is as follows:

                                                                        WEIGHTED
                                                  SHARES                AVERAGE
                                                 AVAILABLE    OPTIONS   EXERCISE
                                                 FOR GRANT  OUTSTANDING  PRICE
                                                 ---------  ----------- --------
Outstanding--March 31, 1995..................... 1,304,426     370,333   $0.60
  Options granted...............................  (372,125)    372,125    0.60
  Options exercised.............................       --      (16,360)   0.60
  Options canceled..............................    59,051     (59,051)   0.60
                                                 ---------   ---------   -----
Outstanding--March 31, 1996.....................   991,352     667,047    0.60
  Authorized....................................   400,000         --      --
  Restricted shares repurchased.................    30,417         --      --
  Options granted...............................  (939,521)    939,521    0.72
  Options exercised.............................       --     (665,935)   0.60
  Options canceled..............................    93,594     (93,594)   0.62
                                                 ---------   ---------   -----
Outstanding--March 31, 1997.....................   575,842     847,039    0.74
  Restricted shares repurchased.................     9,480         --      --
  Options granted...............................  (723,847)    723,847    3.08
  Options exercised.............................       --     (105,295)    .67
  Options canceled..............................   263,317    (263,317)   1.28
                                                 ---------   ---------   -----
Outstanding--March 31, 1998.....................   124,792   1,202,274    2.03
                                                 =========   =========   =====

  Certain unvested options have been exercised and are subject to repurchase by the Company until such shares vest. As of March 31, 1998, 151,248 shares were subject to the right of repurchase at an exercise price of $0.60 per share.

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998


  A summary of options outstanding and exercisable as of March 31, 1998, is as follows:

                                      AS OF MARCH 31, 1998
                    -------------------------------------------------------------
                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ------------------------------------  -----------------------
                                               WEIGHTED                 WEIGHTED
       RANGE OF                   AVERAGE      AVERAGE                  AVERAGE
     CONTRACTUAL     NUMBER     CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
        PRICES       OPTIONS    LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
     ------------   ---------   ------------   --------   -----------   --------
     $       0.60     412,764       3.34        $0.60       188,113      $0.60
             1.20     412,154       4.08         1.20        84,531       1.20
             2.00     148,971       4.38         2.00           934       2.00
             3.00      24,661       4.56         3.00         1,496       3.00
             6.00     148,645       4.71         6.00         5,185       6.00
             8.00      55,079       4.90         8.00           342       8.00
     ------------   ---------       ----        -----       -------      -----
     $0.60--$6.00   1,202,274       3.99        $2.03       280,601      $0.91
     ============   =========       ====        =====       =======      =====

  The Company accounts for its Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased to the following pro forma amounts (in thousands, except per share information):

                                                       YEARS ENDED MARCH 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
     Net loss:
       As reported................................... $(8,072) $(5,965) $(3,196)
       Pro forma..................................... $(8,154) $(5,988) $(3,198)
     Basic net loss per share:
       As reported................................... $ (1.41) $ (1.14) $ (0.64)
       Pro forma..................................... $ (1.42) $ (1.15) $ (0.64)

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The weighted average grant date fair value of options granted during fiscal 1998, 1997 and 1996, was $0.64, $0.12 and $0.08, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in all periods: risk-free interest rates ranging from 5.2 to 6.7 percent; expected dividend yields of zero percent; expected lives of 3 to 4 years from grant date; and expected volatility of 0.01 percent.

 Deferred Compensation

  In connection with the grant of certain stock options to employees during the fiscal year ended March 31, 1998, the Company recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholder's equity and amortized ratably over the vesting period of the applicable options. Approximately $105,000 was expensed during the fiscal year ended March 31, 1998, and the balance will be expensed ratably over the next four years as the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998

from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

 1998 Stock Option Plan

  The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's Board of Directors in February 1998. A total of 2,250,000 shares of common stock have been reserved for issuance under the 1998 Plan. Through March 31, 1998, no options were granted under the 1998 Stock Option Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of the Company's fiscal year through April 1, 2003, by the lesser of 600,000 or three percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase the Company's common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of the Company's common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of the Company's common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

 1998 Employee Stock Purchase Plan

  The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in February 1998. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of the Company's fiscal year through April 1, 2000, by the lesser of 300,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of each six-month offering period.

 1998 Directors' Stock Option Plan

  The Company's 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Company's Board of Directors in February 1998. A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan. Through March 31, 1998, no options were granted under the Directors' Stock Option Plan. The Directors' Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company subsequent to the initial public offering (the "First Option"), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future nonemployee directors of the Company if, on such date, the director has served on the board for at least six months (the "Subsequent Option"). The exercise price per share of all options granted under the Directors' Plan will equal the fair market value of a share of the Company's common stock on the date of grant of the option. Options issued under the Directors' Plan will have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

9. CONTINGENCIES:

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products infringe U.S. Patent No. 5,555,403. The Complaint seeks injunctive relief and unspecified

                             BRIO TECHNOLOGY, INC.

                                MARCH 31, 1998

monetary damages. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint, and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. The Company and Business Objects, S.A. are currently conducting discovery and are awaiting a date for the claims construction hearing. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. The Company is unable to estimate the amount of loss, if any, which may be incurred as a result of the Complaint.

10. INCOME TAXES:

  The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

  The Company had a net deferred tax asset at March 31, 1998 and 1997 as follows (in thousands):

                                                                1998     1997
                                                               -------  -------
     Allowance for sales returns and doubtful accounts........ $   220  $   152
     Accumulated depreciation.................................    (143)     (92)
     Accrued expenses and other...............................   1,415    1,699
     Federal and state credits................................     307      103
     Capitalized research and development.....................     246      161
     Net operating losses.....................................   3,211    2,003
                                                               -------  -------
                                                                 5,256    4,026
     Valuation allowance......................................  (5,256)  (4,026)
                                                               -------  -------
     Net deferred income tax asset............................ $   --   $   --
                                                               =======  =======

  At March 31, 1998, the Company had Federal and state net operating loss carryforwards of $8.7 million and $2.8 million, respectively, which expire at various dates through 2012. The Company believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a full valuation allowance has been recorded against the net deferred tax asset. These factors include a history of operating losses, recent increases in expense levels to support the Company's growth, the competitive nature of

                             BRIO TECHNOLOGY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                MARCH 31, 1998

the Company's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results. The Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

11. SUBSEQUENT EVENT

  In April 1998, the Company was reincorporated via a merger with a newly-formed Delaware corporation in connection with the Company's IPO which was consummated May 1, 1998. Also, the shareholders approved a one-for-two reverse stock split, the 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Directors' Stock Option Plan. All common, preferred, and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE                        BALANCE
                                          AT     CHARGED TO             AT END
                                       BEGINNING COSTS AND                OF
             DESCRIPTION               OF PERIOD  EXPENSES  DEDUCTIONS  PERIOD
-------------------------------------- --------- ---------- ---------- --------
Year ended March 31, 1996:
Allowance for returns and doubtful
 accounts............................. $141,000   $108,000   $    --   $249,000
Year ended March 31, 1997:
Allowance for returns and doubtful
 accounts............................. $249,000   $346,000   $224,000  $371,000
Year ended March 31, 1998:
Allowance for returns and doubtful
 accounts............................. $371,000   $469,000   $289,000  $551,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held August 12, 1998, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

  (b) Directors--the information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's Proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference to the sections entitled "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" of the Registrant's Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference to the section entitled "Employment Agreements and Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    (1) Financial Statements and Report of Arthur Andersen LLP, Independent Auditors

    (2) Financial Statement Schedule

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  (b) Reports on Form 8-K.

    None

  (c) Exhibits.

  3.1  Amended and Restated Certificate of Incorporation of the Company.*
  3.2 Form of Amended and Restated Certificate of Incorporation of the Company which became effective upon the closing of the Company's initial public offering.*
  3.3  Bylaws of the Company.*
  4.1  Specimen Stock Certificate.*
  4.2 Amended and Restated Rights Agreement dated as of June 27,1997 between the Company and the individuals and entities listed in the signature pages thereto, as amended effective February 27, 1998.*
 10.1 Form of Indemnification Agreement between the Company and each of its Officers and Directors.*
 10.2 Loan and Security Agreement dated December 30, 1997 between the Company and Silicon Valley Bank.*
 10.3  Sublease dated February 1997 between the Company and KPMG Peat Marwick
       LLP.*
 10.4  Lease Agreement dated June 27, 1996 between the Company and the
       Arrillaga Family Trust.*
 10.5  Employment Agreement dated July 15, 1996 between the Company and Robert
       Currie.*
 10.6  Employment Agreement dated July 21, 1997 between the Company and Karen
       Willem.*
 10.7  Employment Agreement dated June 30, 1994 between the Company and Yorgen
       Edholm.*
 10.8  1992 Stock Option Plan.*
 10.9  1998 Stock Option Plan.*
 10.10 1998 Directors' Stock Option Plan.*
 10.11 1998 Employee Stock Purchase Plan.*
 21.1  List of Subsidiaries.*
 27.1  Financial Data Schedule.

--------
* Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement on Form S-1 (No. 333-47263) and amendments thereto, which became effective April 30, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Brio Technology, Inc.

                                                   /s/ Yorgen H. Edholm
                                          By: _________________________________
                                                     Yorgen H. Edholm
                                            President, Chief Executive Officer
                                                            and
                                            Chairman of the Board of Directors
                                               (Principal Executive Officer)

Date: June 25, 1998

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yorgen H. Edholm and Karen J. Willem, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Yorgen H. Edholm              President, Chief Executive      June 25, 1998
____________________________________ Officer and Chairman of the
   Yorgen H. Edholm                  Board of Directors
                                     (Principal Executive
                                     Officer)

   /s/ Karen J. Willem               Chief Financial Officer         June 25, 1998
____________________________________ (Principal Financial and
   Karen J. Willem                   Accounting Officer)

   /s/ Katherine Glassey             Director                        June 25, 1998
____________________________________
   Katherine Glassey

   /s/ E. Floyd Kvamme               Director                        June 25, 1998
____________________________________
   E. Floyd Kvamme

   /s/ Bernard J. Lacroute           Director                        June 25, 1998
____________________________________
   Bernard J. Lacroute

                                     Director
____________________________________
   Norman Vincent