Form 10-Q
period 1998-06-30
BRIO TECHNOLOGY INC
filed 1998-08-13
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-23997

                             BRIO TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0210797
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                            3460 WEST BAYSHORE ROAD
                          PALO ALTO, CALIFORNIA 94303
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (650) 856-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  As of July 27, 1998 there were 14,387,807 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Condensed Consolidated Balance Sheets June 30, 1998 and March
          31, 1998.......................................................    3
         Condensed Consolidated Statements of Operations--Three Months
          Ended June 30, 1998 and 1997...................................    4
         Condensed Consolidated Statements of Cash Flows--Three Months
          Ended June 30, 1998 and 1997...................................    5
         Notes to Condensed Consolidated Financial Statements............    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    9
 Item 3. Quantitative and Qualitative Disclosures about Market Risk......   22
 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...............................................   23
 Item 2. Changes in Securities and Use of Proceeds.......................   23
 Item 3. Defaults Upon Senior Securities.................................   24
 Item 4. Submission of Matters to a Vote of Security Holders.............   24
 Item 5. Other Information...............................................   24
 Item 6. Exhibits and Reports on Form 8-K................................   24
         Signature.......................................................   25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           JUNE 30,   MARCH 31,
                                                             1998       1998
                                                          ----------- ---------
                                                          (UNAUDITED)
                         ASSETS
Current Assets:
  Cash and cash equivalents..............................  $ 29,741   $  2,647
  Accounts receivable, net of allowance..................     5,596      6,508
  Inventories............................................       400        361
  Prepaid expenses and other current assets..............     1,072        958
                                                           --------   --------
    Total current assets.................................    36,809     10,474
Property and Equipment, net..............................     3,951      3,127
Other Assets.............................................       442        485
                                                           --------   --------
                                                           $ 41,202   $ 14,086
                                                           ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes payable....................  $     --   $  3,248
  Accounts payable.......................................     1,872      2,140
  Accrued liabilities--
    Payroll and related benefits.........................     1,541      1,422
    Other................................................     1,461        918
  Deferred revenue, current..............................     7,084      6,656
                                                           --------   --------
    Total current liabilities............................    11,958     14,384
Notes Payable, net of current maturities.................        --        189
Noncurrent Deferred Revenue..............................     1,168      1,321
Other Noncurrent Liabilities.............................        44         46
                                                           --------   --------
    Total liabilities....................................    13,170     15,940
                                                           --------   --------
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value..............        --     15,655
  Common stock...........................................    47,239      1,131
  Notes receivable from stockholders.....................      (284)      (292)
  Deferred compensation..................................      (419)      (459)
  Cumulative translation adjustment......................       (35)       (20)
  Accumulated deficit....................................   (18,469)   (17,869)
                                                           --------   --------
    Total stockholders' equity (deficit).................    28,032     (1,854)
                                                           --------   --------
                                                           $ 41,202   $ 14,086
                                                           ========   ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
Revenues:
  License fees............................................ $  6,808  $   3,950
  Services................................................    2,537      1,303
                                                           --------  ---------
    Total revenues........................................    9,345      5,253
                                                           --------  ---------
Cost of revenues:
  License fees............................................      280        210
  Services................................................      972        443
                                                           --------  ---------
    Total cost of revenues................................    1,252        653
                                                           --------  ---------
Gross Profit..............................................    8,093      4,600
                                                           --------  ---------
Operating Expenses:
  Research and development................................    1,558      1,141
  Sales and marketing.....................................    6,277      5,314
  General and administrative..............................    1,001        626
                                                           --------  ---------
    Total operating expenses..............................    8,836      7,081
                                                           --------  ---------
Loss from operations......................................     (743)    (2,481)
Interest and other income (expense), net..................      143        (62)
                                                           --------  ---------
Net loss.................................................. $   (600) $  (2,543)
                                                           ========  =========
Basic net loss per share.................................. $  (0.05) $   (0.45)
                                                           ========  =========
Shares used in computing basic net loss per share.........   11,459      5,675
                                                           ========  =========
Pro forma basic net loss per share........................ $  (0.05) $   (0.25)
                                                           ========  =========
Shares used in computing pro forma basic net loss per
 share....................................................   13,281     10,318
                                                           ========  =========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................ $    (600) $  (2,543)
Adjustments to reconcile net loss to cash provided by
 (used in) operating activities--
  Depreciation and amortization.........................       292        164
  Provision for returns and doubtful accounts...........        95        107
  Deferred compensation amortization....................        35         --
  Changes in operating assets and liabilities--
    Accounts receivable.................................       817      1,066
    Inventories.........................................       (39)       (45)
    Prepaid expenses and other assets...................       (98)       (87)
    Accounts payable and accrued liabilities............       392       (258)
    Deferred revenue....................................       275        887
                                                         ---------  ---------
      Cash provided by (used in) operating activities...     1,169       (709)
                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.....................    (1,089)      (519)
                                                         ---------  ---------
      Cash (used in) investing activities...............    (1,089)      (519)
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under notes payable..........................    (3,437)    (1,537)
Proceeds from issuance of preferred stock, net..........        --      4,325
Proceeds from issuance of common stock, net.............    30,466          1
Proceeds from repayment of notes receivable from stock-
 holders................................................        --        412
Issuance of note to stockholder.........................        --       (400)
                                                         ---------  ---------
      Net cash provided by financing activities.........    27,029      2,801
                                                         ---------  ---------
Net increase in cash and cash equivalents...............    27,109      1,573
Effect of exchange rate changes on cash.................       (15)        (1)
Cash and cash equivalents, beginning of period..........     2,647        890
                                                         ---------  ---------
Cash and cash equivalents, end of period................ $  29,741  $   2,462
                                                         =========  =========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

 Basis of Presentation

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

  The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Effective April 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

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

  Cost of revenues consists primarily of third-party fees, related personnel and overhead allocations, the cost of media, documentation, packaging and shipping related to products sold.

                             BRIO TECHNOLOGY, INC.

 Comprehensive Loss

  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the quarter ended June 30, 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the statement of operations or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity.

  A summary of comprehensive loss follows (in thousands):

                                                                  FOR THE
                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ----------------
                                                               1998     1997
                                                              ------- --------
   Net loss.................................................. $ (600) $ (2,543)
   Foreign currency translation adjustment...................    (15)       (1)
                                                              ------  --------
   Comprehensive loss........................................ $ (615) $ (2,544)
                                                              ======  ========

 Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from conversion of preferred stock, stock options and warrants, and contingently issuable shares are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

  Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

  Potential common shares of 978,138, using the treasury stock method, were not included in the computation of diluted loss per share for the three month periods ended June 30, 1998 because the Company incurred losses in those periods and, therefore, the effect would be antidilutive.

 Recent Accounting Announcements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

NOTE 2. NOTES PAYABLE.

  At June 30, 1998, the Company had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (8.5% at March 31, 1998). At June 30, 1998, there were no amounts outstanding under this arrangement. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of the Company's assets, including the Company's intellectual property, accounts receivable, and property and equipment. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to

                             BRIO TECHNOLOGY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

maintain a minimum quick ratio and a minimum tangible net worth. The line expires on December 1, 1999. In May 1998 the Company utilized a portion of the net proceeds from its initial public offering to repay all of its bank borrowings.

NOTE 3. LITIGATION.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products infringe U.S. Patent No. 5,555,403. The Complaint seeks injunctive relief and unspecified monetary damages. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint, and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. The Company and Business Objects, S.A. are currently conducting discovery and are awaiting a date for the claims construction hearing. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. The Company is unable to estimate the amount of loss, if any, which may be incurred as a result of the Complaint.

NOTE 4. COMMON STOCK.

  In April 1998, the Company was reincorporated via a merger with a newly-formed Delaware corporation in connection with the Company's IPO which was consummated May 1, 1998. Also, the stockholders approved a one-for-two reverse stock split, the 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Directors' Stock Option Plan. All common, preferred and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

  In May 1998, the Company completed the initial public offering of its common stock. The Company sold 3,085,000 shares for net proceeds of $30.4 million. Concurrent with the closing of the initial public offering, 5,466,172 shares of convertible preferred stock were converted into an equivalent number of shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company for the fiscal year ended March 31, 1998 included in the Company's Form 10-K and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors That May Affect Future Operating Results" below.

OVERVIEW

  The Company designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. The Company had net losses of $600,000 and $2.5 million for the three months ended June 30, 1998 and 1997, respectively, and had an accumulated deficit of approximately $18.5 million as of June 30, 1998. See "Factors That May Affect Future Operating Results--History of Net Losses; Substantial Accumulated Deficit; Uncertain Future Profitability" below.

  The Company's revenues are derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing such products, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of the Company's product suite, and the Company generally discontinues marketing older versions upon new version introductions. The Company typically licenses its products on a per user basis with the price per user varying based on the selection of products licensed. Additionally, the Company is increasing its efforts to sell customers larger enterprise-wide implementations of the Company's products through licenses on a per site basis with the price per site varying based on the selection of products licensed, the number of authorized users for each product at each site and the number of licensed sites. The Company's customers include organizations in a diverse set of industry segments. One customer accounted for 12% of the Company's total revenues for the three months ended June 30, 1998. Revenues from license fees are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Allowances are established for potential product returns and credit losses, which have been insignificant to date. Fees for services are charged separately from license fees. In addition, service revenues from maintenance and support services, which include ongoing product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Service revenues from training and consulting services are recognized when the services are performed.

  To date, revenues from license fees have been derived principally from direct sales of software products to end users through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, the Company intends to continue to develop reselling relationships with value-added resellers ("VARs"), resellers and distributors (collectively referred to as the Company's "Indirect Channel"), and the Company expects that revenues from sales through the Indirect Channel will increase as a percentage of revenues from license fees. Revenues from the Indirect Channel were 12% and 6% of total revenues for the three months ended June 30, 1998 and 1997, respectively. The Company's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. See "Factors That May Affect Future Operating Results--Dependence on Direct Sales Force" and "--Dependence on Development of Indirect Sales Channels" below.

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

  The Company has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 16% and 13% of total revenues for the three months ended June 30, 1998 and 1997, respectively. A substantial portion of the Company's international sales in the past have been denominated and collected in foreign currencies, and the Company believes that a portion of the Company's cost of revenues and operating expenses will continue to be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results--Risks Associated with International Expansion" below.

  Although the Company has experienced significant quarter-to-quarter revenue growth in fiscal 1998 and 1997, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods, and there can be no assurance that the Company will be able to sustain revenue growth or attain profitability in the future. The Company currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization, and expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. The Company also expects to increase its staffing and systems infrastructure in order to support the Company's expanding operations and to comply with the additional responsibilities of a public company. As a result, the Company expects that its operating expenses will increase significantly in fiscal 1999. See "Factors That May Affect Future Operating Results--Fluctuations in Quarterly Operating Results" and "--Litigation with Business Objects, S.A." below.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial information as a percentage of total revenues for the periods indicated:

                                                             THREE MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
     CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
     Revenues:
       License fees........................................      73%       75%
       Services............................................      27        25
                                                             ------    ------
         Total revenues....................................     100       100
                                                             ------    ------
     Cost of revenues:
       License fees........................................       3         4
       Services............................................      10         8
                                                             ------    ------
         Total cost of revenues............................      13        12
                                                             ------    ------
     Gross profit..........................................      87        88
                                                             ------    ------
     Operating expenses:
       Research and development............................      17        22
       Sales and marketing.................................      67       101
       General and administrative..........................      11        12
                                                             ------    ------
         Total operating expenses..........................      95       135
                                                             ------    ------
     Loss from operations..................................      (8)      (47)
     Interest and other income (expense), net..............       2        (1)
                                                             ------    ------
     Net loss..............................................      (6)%     (48)%
                                                             ======    ======

REVENUES

  The Company's revenues are derived from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 78% from $5.3 million for the three months ended June 30, 1997 to $9.3 million for the three months ended June 30, 1998.

  License Fees. Revenues from license fees increased by 72% from $4.0 million for the three months ended June 30, 1997 to $6.8 million for the three months ended June 30, 1998. Approximately $1.2 million of the increase was due to growing sales to new customers and approximately $1.6 million of the increase was due to increased follow-on sales to existing customers.

  Services. Service revenues increased by 95% from $1.3 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998. Approximately $1.0 million of the increase was due to increases in maintenance and support revenue and approximately $200,000 of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base.

COST OF REVENUES

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased from $210,000, or 5% of revenues from license fees, for the three months ended June 30, 1997 to $280,000, or 4% of revenues from license fees, for the three months ended June 30, 1998. The increase in absolute dollars was due to the increase in the number of licenses sold. The decrease as a percentage of revenues from license fees was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrinkwrapped" product. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of service revenues consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of service revenues increased from $443,000, or 34% of service revenues, for the three months ended June 30, 1997 to $972,000, or 38% of service revenues, for the three months ended June 30, 1998. Approximately $389,000 of the increase in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $140,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. The increase as a percentage of service revenues was due to the increased use of outside consultants, which are generally more expensive than Company personnel. Cost of service revenues may vary between periods due to the mix of services provided by the Company's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

OPERATING EXPENSES

  Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased from $1.1 million, or 22% of total revenues, for the three months ended June 30, 1997 to $1.6 million, or 17% of total revenues, for the three months ended June 30, 1998. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. The Company believes that significant investment for product research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased from $5.3 million, or 101% of total revenues, for the three months ended June 30, 1997 to $6.3 million, or 67% of total revenues, for the three months ended June 30, 1998. The increase in absolute dollars was attributable to the expansion of the Company's sales and marketing organization, including $670,000 for higher sales commissions associated with increased revenues and approximately $330,000 for increased marketing expenses worldwide, including marketing activities, personnel and related costs. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods.

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

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased from $626,000, or 12% of total revenues, for the three months ended June 30, 1997 to $1.0 million, or 11% of total revenues, for the three months ended June 30, 1998. The increases were primarily due to increased personnel and related costs necessary to manage and support the Company's growth and facilities expansion. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in the Company's administrative operations and increased revenues. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and continues its responsibilities as a public company. The Company expects that such expenses will vary as a percentage of total revenues.

  Deferred Compensation. In connection with the grant of certain stock options to employees during the fiscal year ended March 31, 1998, the Company recorded deferred compensation of $580,000, representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholder's equity and amortized ratably over the vesting period of the applicable options. Approximately $35,000 was expensed during the three months ended June 30, 1998, and the balance will be expensed ratably over the next four years as the options vest.

INTEREST AND OTHER INCOME (EXPENSE), NET

  Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, net of interest expense. Interest expense is comprised of interest incurred on the Company's bank line of credit. Interest and other income (expense), net, increased from a net expense of $62,000 for the three months ended June 30, 1997 to a net income of $143,000 for the three months ended June 30, 1998. The increase in interest and other income (expense), net, is attributable to a decrease in the amount of borrowings on the Company's line of credit as a result of the Company's initial public offering and an increase in interest income due to larger cash balances associated with the closing of the Company's initial public offering in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company funded its operations and capital expenditures primarily from the net proceeds of approximately $15.7 million from private sales of Preferred Stock, cash from operations and, early in the Company's history, development fees, and to a lesser extent, from bank borrowings. In May 1998, the Company sold 3,085,000 shares of common stock in connection with its initial public offering. The aggregate proceeds to the Company, after deducting estimated offering expenses, were approximately $30.4 million.

  As of June 30, 1998, the Company had cash and cash equivalents of $29.7 million. In addition, the Company maintains a bank line of credit which provides for up to $10.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability, which is collateralized by substantially all of the Company's assets, including the Company's intellectual property to the extent required to secure the Bank's interest in the accounts receivables and which provides for interest at the bank's prime rate. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. See Note 2 of Notes to Condensed Consolidated Financial Statements. As of June 30, 1998, there were no outstanding bank borrowings.

  Net cash used in operating activities was $709,000 in the three months ended June 30, 1997 and net cash provided by operating activities was $1.2 million in the three months ended June 30, 1998. The increase was due primarily to decreases in net loss and favorable changes in the balances of operating assets and liabilities.

  Net cash used in investing activities was $519,000 and $1.1 million in the three months ended June 30, 1997 and 1998, respectively, consisting primarily of purchases of property and equipment. The Company has planned capital commitments of up to approximately $2.0 million in fiscal 1999.

  Net cash provided by financing activities was $2.8 million and $27.0 million in the three months ended June 30, 1997 and 1998, respectively, consisting primarily of proceeds from its initial public offering, private sales of Preferred Stock and periodic borrowings, net of repayments, on the bank line of credit.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  History of net losses; substantial accumulated deficit; uncertain future profitability. The Company incurred net losses of $3.2 million, $6.0 million and $8.1 million in fiscal 1996, 1997 and 1998, respectively. As of June 30, 1998, the Company had stockholders' equity of approximately $28.0 million. Given the Company's history of net losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods. In addition, the Company intends to increase its operating expenses significantly in fiscal 1999; therefore, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  Fluctuations in quarterly operating results. The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results based on a number of factors, many of which are not within the Company's control. Among other things, the Company's operating results have fluctuated in the past due to the timing of product enhancements and new product announcements by the Company, the lengthy sales cycle of the Company's products, market acceptance of and demand for the Company's products, capital spending patterns of the Company's customers, customer order deferrals in anticipation of enhancements or new products offered by the Company, the Company's ability to attract and retain key personnel, the mix of domestic and international sales, the mix of license and service revenues, personnel changes and changes in the timing and level of operating expenses. The Company's results of operations may also fluctuate in the future due to a number of factors, including but not limited to those discussed above as well as the number and significance of product enhancements and new product announcements by the Company's competitors, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, customer order deferrals in anticipation of enhancements or new products offered by the Company's competitors, nonrenewal of service agreements, software defects and other product quality problems, the mix of direct and indirect sales, currency fluctuations, costs or damage awards associated with the current Business Objects, S.A. litigation, and general economic conditions. The Company anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of any such orders could cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Furthermore, the Company has experienced, and expects to continue to experience, seasonality due, among other things, to customer capital spending patterns and the general summer slowdown in sales. Such seasonality could have a material adverse effect on the Company's results of operations, particularly for the quarters ending June 30 or September 30.

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

  Dependence on development of indirect sales channels. To date, the Company has sold its products principally through its direct sales and services organizations and, to a lesser extent, through value-added resellers ("VARs"), resellers and distributors (collectively referred to as the Company's "Indirect Channel"). Revenues from the Company's Indirect Channel were 9%, 7% and 15% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company's ability to achieve revenue growth and improved operating margins on product sales, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. Although the Company is currently investing and plans to continue to invest significant resources to develop the Indirect Channel, there can be no assurance that the Company will be able to continue to attract and retain additional companies in the Indirect Channel that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and services. There also can be no assurance that the Company will be able to manage conflicts within the Indirect Channel or that the Company's focus on increasing sales through the Indirect Channel will not divert management resources and attention from direct sales. In addition, the Company's agreements with companies in the Indirect Channel do not restrict such companies from distributing competing products, and in many cases may be terminated by either party without cause. There can be no assurance that the Company will be able to successfully expand its Indirect Channel or that any such expansion will result in an increase in revenues, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See "--Sales and Marketing."

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

  Litigation with Business Objects, S.A. On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery and are awaiting a date for the claims construction hearing. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The

Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Part II, Item 1, "Legal Proceedings."

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

  Limited protection of proprietary rights. The Company currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent application. There can be no assurance that the Company's patent application will result in the issuance of a patent, or if issued, will not be invalidated, circumvented or challenged, or that the rights granted thereunder, if any, will provide competitive advantages to the Company or that any of the Company's future patent applications, if any, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around any patent that may come to be owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or, in some cases, if the Company fails to meet its contractual obligations. The provision of source code escrows may increase the likelihood of misappropriation by third parties. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. Currently, the Company is engaged in litigation with Business Objects, S.A. concerning the alleged infringement by the Company of a U.S. patent held by Business Objects, S.A. See "--Litigation with Business Objects, S.A." and Part II, Item 1, "Legal Proceedings."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  In connection with its initial public offering in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-47263 (the "Registration Statement"), which was declared effective by the Commission on April 30, 1998. Pursuant to the Registration Statement, the Company registered 3,085,000 shares of its Common Stock, $0.001 par value per share, for its own account, of which 2,775,000 shares were sold in the Company's initial public offering and an additional 310,000 shares were sold in May 1998 when the underwriters exercised their over-allotment option. The offering commenced on May 1, 1998 and did not terminate until the 3,085,000 shares had been sold. The aggregate offering price of the shares registered was $36,685,000 (which includes the aggregate offering price of shares registered on behalf of certain selling stockholders, in the amount of $2,750,000). The aggregate offering price of the shares sold for the account of the Company was $33,935,000. The managing underwriters of the offering were Deutsche Morgan Grenfell Inc., BancAmerica Robertson Stephens, First Albany Corporation and Piper Jaffray Inc. From January 1998 to June 1998, the Company incurred the following expenses in connection with the offering:

   Underwriting discounts and commissions........................... $2,375,000
   Other expenses...................................................  1,136,000
                                                                     ----------
   Total Expenses................................................... $3,511,000
                                                                     ==========

  All of such expenses were direct or indirect payments to others. The net offering proceeds to the Company through June 30, 1998, after deducting the total expenses above were $30,424,000. From May 1, 1998 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

   Manufacturing, sales, marketing and administrative infrastruc-
    ture........................................................... $ 5,020,000
   Research and development activities.............................   1,144,000
   Repayment of indebtedness.......................................   3,395,000
   Purchase and installation of machinery and equipment............     792,000
   Temporary investments (short-term, investment grade, interest-
    bearing financial instruments).................................  22,345,000
                                                                    -----------
   Working Capital Total........................................... $30,424,000
                                                                    ===========

  Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

ITEM 5. OTHER INFORMATION.

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

    27.1 Financial Data Schedule.

  (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Brio Technology, Inc.

                                                Karen J. Willem
                                          By: /s/
                                            -----------------------------------
                                            Karen J. Willem
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: August 11, 1998