Form 10-Q
period 1998-09-30
BRIO TECHNOLOGY INC
filed 1998-11-16
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 4, 1998 there were 14,468,990 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:..........................................     3
         Condensed Consolidated Balance Sheets--September 30, 1998 and
          March 31, 1998................................................     3
         Condensed Consolidated Statements of Operations--Three and Six
          Months September 30, 1998 and 1997............................     4
         Condensed Consolidated Statements of Cash Flows--Six Months
          Ended September 30, 1998 and 1997.............................     5
         Notes to Condensed Consolidated Financial Statements...........     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     9
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    23
PART II. OTHER INFORMATION
 Item 1. Legal Proceedings..............................................    24
 Item 2. Changes in Securities and Use of Proceeds......................    25
 Item 3. Defaults Upon Senior Securities................................    25
 Item 4. Submission of Matters to a Vote of Security Holders............    25
 Item 5. Other Information..............................................    25
 Item 6. Exhibits and Reports on Form 8-K...............................    25
         Signature......................................................    26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30, MARCH 31,
                                                            1998        1998
                                                        ------------- ---------
                                                         (UNAUDITED)
                                    ASSETS
Current Assets:
  Cash and cash equivalents............................   $ 24,327    $  2,647
  Short-term investments...............................      5,321         --
  Accounts receivable, net of allowance................      7,622       6,508
  Inventories..........................................        327         361
  Prepaid expenses and other current assets............        976         958
                                                          --------    --------
    Total current assets...............................     38,573      10,474
Property and Equipment, net............................      4,092       3,127
Other Assets...........................................        421         485
                                                          --------    --------
                                                          $ 43,086    $ 14,086
                                                          ========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes payable..................   $    --     $  3,248
  Accounts payable.....................................      1,620       2,140
  Accrued liabilities
    Payroll and related benefits.......................      2,217       1,422
    Other..............................................      2,123         918
  Deferred revenue.....................................      7,944       6,656
                                                          --------    --------
      Total current liabilities........................     13,904      14,384
Notes Payable, net of current maturities...............        --          189
Noncurrent Deferred Revenue............................      1,024       1,321
Other Noncurrent Liabilities...........................         41          46
                                                          --------    --------
      Total liabilities................................     14,969      15,940
                                                          --------    --------
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value............        --       15,655
  Common stock.........................................     47,240       1,131
  Notes receivable from stockholders...................       (284)       (292)
  Deferred compensation................................       (371)       (459)
  Cumulative translation adjustment....................        (26)        (20)
  Unrealized gains on short-term investments...........          4         --
  Accumulated deficit..................................    (18,446)    (17,869)
                                                          --------    --------
      Total stockholders' equity (deficit).............     28,117      (1,854)
                                                          --------    --------
                                                          $ 43,086    $ 14,086
                                                          ========    ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                           THREE MONTHS            ENDED
                                        ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                        --------------------  ----------------
                                          1998       1997      1998     1997
                                        ---------  ---------  -------  -------
Revenues:
  License fees........................  $   7,623  $   4,531  $14,431  $ 8,481
  Services............................      2,946      1,527    5,483    2,830
                                        ---------  ---------  -------  -------
    Total revenues....................     10,569      6,058   19,914   11,311
                                        ---------  ---------  -------  -------
Cost of revenues:
  License fees........................        421        219      701      429
  Services............................      1,437        544    2,409      987
                                        ---------  ---------  -------  -------
    Total cost of revenues............      1,858        763    3,110    1,416
                                        ---------  ---------  -------  -------
Gross Profit..........................      8,711      5,295   16,804    9,895
                                        ---------  ---------  -------  -------
Operating Expenses:
  Research and development............      1,566      1,304    3,124    2,445
  Sales and marketing.................      6,335      5,676   12,612   10,990
  General and administrative..........      1,112        687    2,113    1,313
                                        ---------  ---------  -------  -------
    Total operating expenses..........      9,013      7,667   17,849   14,748
                                        ---------  ---------  -------  -------
Loss from operations..................       (302)    (2,372)  (1,045)  (4,853)
Interest and other income (expense),
 net..................................        327        (18)     470      (80)
                                        ---------  ---------  -------  -------
Net income (loss) before taxes........         25     (2,390)    (575)  (4,933)
Income taxes..........................          2        --         2      --
                                        ---------  ---------  -------  -------
Net income (loss).....................  $      23  $  (2,390) $  (577) $(4,933)
                                        =========  =========  =======  =======
Basic net income (loss) per share.....  $    0.00  $   (0.42) $ (0.04) $ (0.87)
                                        =========  =========  =======  =======
Shares used in computing basic net in-
 come (loss) per share................     14,352      5,726   12,921    5,702
                                        =========  =========  =======  =======
Diluted net income (loss) per share...  $    0.00  $   (0.42) $ (0.04) $ (0.87)
                                        =========  =========  =======  =======
Shares used in computing diluted net
 income (loss) per share..............     15,374      5,726   12,921    5,702
                                        =========  =========  =======  =======


                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................... $  (577) $(4,933)
  Adjustments to reconcile net loss to cash provided by (used
   in) operating activities:
    Depreciation and amortization.............................     586      373
    Provision for returns and doubtful accounts...............     122       78
    Deferred compensation amortization........................      70       32
    Loss on disposal of property and equipment................      17      --
    Changes in operating assets and liabilities:
      Accounts receivable.....................................  (1,236)  (1,190)
      Inventories.............................................      34      (68)
      Prepaid expenses and other assets.......................      16     (477)
      Accounts payable and accrued liabilities................   1,475     (499)
      Deferred revenue........................................     991    2,197
                                                               -------  -------
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......   1,498   (4,487)
                                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments..........................  (5,317)     --
  Purchases of property and equipment.........................  (1,538)  (1,047)
                                                               -------  -------
      Cash used in investing activities.......................  (6,855)  (1,047)
                                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under notes payable..............................  (3,437)  (3,799)
  Proceeds from notes payable.................................     --     3,900
  Proceeds from issuance of preferred stock, net..............     --     5,857
  Proceeds from issuance of common stock, net.................  30,480       11
  Proceeds from repayment of notes receivable from
   stockholders...............................................     --       412
  Issuance of note to stockholder.............................     --      (400)
                                                               -------  -------
      Net cash provided by financing activities...............  27,043    5,981
                                                               -------  -------
Net increase in cash and cash equivalents.....................  21,686      447
Effect of exchange rate changes on cash.......................      (6)      (3)
Cash and cash equivalents, beginning of period................   2,647      890
                                                               -------  -------
Cash and cash equivalents, end of period...................... $24,327  $ 1,334
                                                               =======  =======

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

  Revenue from license fees is recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. Allowances are established for potential product returns and credit losses. In instances where payments are subject to extended payment terms, revenue is deferred until the earlier of the date payments become due or the date payment is received. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

 Comprehensive Income (Loss)

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

  A summary of comprehensive income (loss) follows (in thousands):

                                                THREE MONTHS    SIX MONTHS
                                                   ENDED           ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,
                                               --------------  --------------
                                               1998    1997    1998    1997
                                               --------------  -----  -------
   Net income (loss).......................... $ 23  $ (2,390) $(577) $(4,933)
   Unrealized gain (loss) on short-term
    investments...............................    4       --       4      --
   Foreign currency translation adjustment....    9        (2)    (6)      (3)
                                               ----  --------  -----  -------
   Comprehensive income (loss)................ $ 36  $ (2,392) $(579) $(4,936)
                                               ====  ========  =====  =======

 Net Income (Loss) Per Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share information is computed using the weighted average number of shares of common and potential common stock outstanding. No diluted net loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from conversion of preferred stock, stock options and warrants, and contingently issuable shares are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

  Potential common shares of 1,033,453, using the treasury stock method, were not included in the computation of diluted loss per share for the six month period ended September 30, 1998 because the Company incurred a loss in this period and, therefore, the effect would be antidilutive.

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

NOTE 2. NOTES PAYABLE.

  At September 30, 1998, the Company had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (8.50% at September 30, 1998). At September 30, 1998, there were no amounts outstanding under this arrangement. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in

                             BRIO TECHNOLOGY, INC.

addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of the Company's assets, including the Company's intellectual property, accounts receivable, and property and equipment. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio and a minimum tangible net worth. The line expires on December 1, 1999.

NOTE 3. LITIGATION.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products infringe U.S. Patent No. 5,555,403. The Complaint seeks injunctive relief and unspecified monetary damages. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint, and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. The Company and Business Objects, S.A. are currently conducting discovery, and a claims construction hearing has been scheduled for February 4, 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. The Company is unable to estimate the amount of loss, if any, which may be incurred as a result of the Complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

  The Company designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. The Company had net income of $23,000 for the three months ended September 30, 1998 compared to a net loss of $2.4 million for the three months ended September 30, 1997. For the six months ended September 30, 1998 and 1997, the Company had net losses of $577,000 and $4.9 million, respectively. The Company had an accumulated deficit of approximately $18.4 million as of September 30, 1998. See "Factors That May Affect Future Operating Results-- History of Net Losses; Substantial Accumulated Deficit; Uncertain Future Profitability" below.

  The Company's revenues are derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing such products, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of the Company's product suite, and the Company generally discontinues marketing older versions upon new version introductions. The Company typically licenses its products on a per user basis with the price per user varying based on the selection of products licensed. Additionally, the Company is increasing its efforts to sell customers larger enterprise-wide implementations of the Company's products through licenses on a per site basis with the price per site varying based on the selection of products licensed, the number of authorized users for each product at each site and the number of licensed sites. The Company's customers include organizations in a diverse set of industry segments. No single customer accounted for more than 10% of the Company's total revenues for the three and six months ended September 30, 1998, respectively. Revenues from license fees are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. In instances where payments are subject to extended payment terms, revenue is deferred until the earlier of the date payments become due or the date payment is received. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Allowances are established for potential product returns and credit losses, which have been insignificant to date. Fees for services are charged separately from license fees. In addition, service revenues from maintenance and support services, which include ongoing product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Service revenues from training and consulting services are recognized when the services are performed.

  To date, revenues from license fees have been derived principally from direct sales of software products to end users through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, the Company intends to continue to develop reselling relationships with companies in the Indirect Channel, and the Company expects that revenues from sales through the Indirect Channel will increase as a percentage of revenues from license fees. Revenues from the Indirect Channel were 19% and 11% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 16% and 9% of total revenues for the six months ended

September 30, 1998 and 1997, respectively. The Company's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. See "Factors That May Affect Future Operating Results--Dependence on Direct Sales Force" and "--Dependence on Development of Indirect Sales Channels" below.

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

  The Company has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 18% and 19% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 18% and 16% of total revenues for the six months ended September 30, 1998 and 1997, respectively. A substantial portion of the Company's international sales in the past have been denominated and collected in foreign currencies, and the Company believes that a portion of the Company's cost of revenues and operating expenses will continue to be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results--Risks Associated with International Expansion" below.

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

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial information as a percentage of total revenues for the periods indicated:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                               ---------------------    --------------------
                                 1998        1997         1998        1997
                               ---------   ---------    --------    --------
   CONSOLIDATED STATEMENTS OF
    OPERATIONS DATA:
   Revenues:
     License fees............         72%         75%         72%         75%
     Services................         28          25          28          25
                               ---------   ---------    --------    --------
       Total revenues........        100         100         100         100
                               ---------   ---------    --------    --------
   Cost of revenues:
     License fees............          4           4           4           4
     Services................         14           9          12           9
                               ---------   ---------    --------    --------
       Total cost of
        revenues.............         18          13          16          13
                               ---------   ---------    --------    --------
   Gross profit..............         82          87          84          87
                               ---------   ---------    --------    --------
   Operating expenses:
     Research and
      development............         15          22          16          22
     Sales and marketing.....         60          94          63          97
     General and
      administrative.........         10          10          11          11
                               ---------   ---------    --------    --------
       Total operating
        expenses.............         85         126          90         130
                               ---------   ---------    --------    --------
   Loss from operations......         (3)        (39)         (6)        (43)
   Interest and other income
    (expense), net...........          3         --            2          (1)
                               ---------   ---------    --------    --------
   Net income (loss) before
    taxes....................        --          (39)         (3)        (44)
   Income taxes..............        --          --          --          --
                               ---------   ---------    --------    --------
   Net income (loss).........          0%        (39)%        (3)%       (44)%
                               ---------   ---------    --------    --------

REVENUES

  The Company's revenues are derived from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 74% from $6.1 million for the three months ended September 30, 1997 to $10.6 million for the three months ended September 30, 1998. Total revenues also increased 76% from $11.3 million for the six months ended September 30, 1997 to $19.9 million for the six months ended September 30, 1998.

  License Fees. Revenues from license fees increased by 68% from $4.5 million for the three months ended September 30, 1997 to $7.6 million for the three months ended September 30, 1998. Approximately $1.2 million of the increase was due to growing sales to new customers and approximately $1.9 million of the increase was due to increased follow-on sales to existing customers. Revenues from license fees also increased by 70% from $8.5 million for the six months ended September 30, 1997 to $14.4 million for the six months ended September 30, 1998. Approximately $2.8 million of the increase was due to growing sales to new customers and approximately $3.1 million of the increase was due to increased follow-on sales to existing customers.

  Services. Service revenues increased by 93% from $1.5 million for the three months ended September 30, 1997 to $2.9 million for the three months ended September 30, 1998. Approximately $1.0 million of the increase was due to increases in maintenance and support revenue and approximately $400,000 of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base. Service revenues also increased by 94% from $2.8 million for the six months ended September 30, 1997 to $5.5 million for the six months ended September 30, 1998. Approximately $2.0 million of the increase was due to increases in maintenance and support revenue and approximately $700,000 of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base.

COST OF REVENUES

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased from $219,000 to $421,000 for the three months ended September 30, 1997 and 1998, respectively. Cost of revenues from license fees also increased from $429,000 to $701,000, for the six months ended September 30, 1997 and 1998, respectively. For the three and six months periods presented, cost of revenues from license fees were 4% of total revenues. The increase in absolute dollars was due to the increase in the number of licenses sold. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of service revenues consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of service revenues increased from $544,000, or 9% of total revenues, for the three months ended September 30, 1997 to $1.4 million, or 14% of total revenues, for the three months ended September 30, 1998. Approximately $356,000 of the increase in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $500,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. Cost of service revenues also increased from $987,000, or 9% of total revenues, for the six months ended September 30, 1997 to $2.4 million, or 12% of total revenues, for the six months ended September 30, 1998. Approximately $763,000 of the increase in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $650,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. The increases as a percentage of service revenues were primarily due to the increased use of outside consultants, which are generally more expensive than Company personnel. Cost of service revenues may vary between periods due to the mix of services provided by the Company's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

OPERATING EXPENSES

  Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased from $1.3 million, or 22% of total revenues, for the three months ended September 30, 1997 to $1.6 million, or 15% of total revenues, for the three months ended September 30, 1998. Research and development expenses also increased from $2.4 million, or 22% of total revenues, for the six months ended September 30, 1997 to $3.1 million, or 16% of total revenues, for the six months ended September 30, 1998. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. The Company believes that significant investment for product research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased from $5.7 million, or 94% of total revenues, for the three months ended September 30, 1997 to $6.3 million, or 60% of total revenues, for the three months ended September 30, 1998. Sales and marketing expenses also increased from $11.0 million, or

97% of total revenues, for the six months ended September 30, 1997 to $12.6 million, or 63% of total revenues, for the six months ended September 30, 1998. The increase in absolute dollars was attributable to the expansion of the Company's sales and marketing organization, including the addition of field and telesales personnel and related costs. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods.

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

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased from $687,000, or 10% of total revenues, for the three months ended September 30, 1997 to $1.1 million, or 11% of total revenues, for the three months ended September 30, 1998. General and administrative expenses also increased from $1.3 million for the six months ended September 30, 1997 to $2.1 million for the six months ended September 30, 1998. For the six month periods presented, general and administrative expenses were 11% of total revenues. The increases were primarily due to increased personnel and related costs necessary to manage and support the Company's growth and facilities expansion, as well as the addition of expenses related to being a public company. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and continues its responsibilities as a public company. The Company expects that such expenses will vary as a percentage of total revenues.

  Deferred Compensation. In connection with the grant of certain stock options to employees during the fiscal year ended March 31, 1998, the Company recorded deferred compensation of $580,000, representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $35,000 was expensed during the three months ended September 30, 1998 and approximately $70,000 was expensed during the six months ended September 30, 1998. The balance will be expensed ratably over the next four years as the options vest.

INTEREST AND OTHER INCOME (EXPENSE), NET

  Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, net of interest expense. Interest expense is comprised of interest incurred on the Company's bank line of credit. Interest and other income (expense), net, increased from a net expense of $18,000 for the three months ended September 30, 1997 to a net income of $327,000 for the three months ended September 30, 1998. Interest and other income (expense), net, also increased from a net expense of $80,000 for the six months ended September 30, 1997 to a net income of $470,000 for the six months ended September 30, 1998. The increase in interest and other income (expense), net, is attributable to a decrease in the amount of borrowings on the Company's line of credit as a result of the Company's initial public offering and an increase in interest income due to larger cash balances associated with the closing of the Company's initial public offering in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $29.6 million. In addition, the Company maintains a bank line of credit which provides for up to $10.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability, which is collateralized by substantially all of the Company's assets, including the Company's intellectual property to the extent required to secure the Bank's interest in the accounts receivables and which provides for interest at the bank's prime rate. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. See Note 2 of Notes to Condensed Consolidated Financial Statements. As of September 30, 1998, there were no outstanding bank borrowings.

  Net cash used in operating activities was $4.5 million in the six months ended September 30, 1997 and net cash provided by operating activities was $1.5 million in the six months ended September 30, 1998. The increase was due primarily to decreases in net loss and favorable changes in the balances of operating assets and liabilities.

  Net cash used in investing activities was $1.0 million and $6.9 million in the six months ended September 30, 1997 and 1998, respectively, consisting of purchases of property and equipment and short-term investments. The Company has planned capital commitments of approximately $2.0 million in fiscal 1999.

  Net cash provided by financing activities was $6.0 million and $27.0 million in the six months ended September 30, 1997 and 1998, respectively, consisting primarily of proceeds from its initial public offering, private sales of Preferred Stock and periodic borrowings, net of repayments, on the bank line of credit.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  HISTORY OF NET LOSSES; SUBSTANTIAL ACCUMULATED DEFICIT; UNCERTAIN FUTURE PROFITABILITY. The Company incurred net losses of $3.2 million, $6.0 million and $8.1 million in fiscal 1996, 1997 and 1998, respectively. As of September 30, 1998, the Company had stockholders' equity of approximately $28.1 million. Given the Company's history of net losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods. In addition, the Company intends to increase its operating expenses significantly in fiscal 1999; therefore, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

  Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Further, the Company's expense levels are based in significant part on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. Additionally, the Company has in the past and expects in the future to recognize a large portion of its license revenue in the last month of each quarter. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenue. In light of the foregoing, in some future quarter the Company's reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

  DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. The Company has employment contracts with only three members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, the Company's President and Chief Executive Officer, and Katherine Glassey, the Company's Executive Vice President, Products and Services and Chief Technology Officer, respectively. The Company does not believe such insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has recently experienced difficulties in hiring highly qualified sales and engineering personnel, and the Company believes that it may continue to have difficulty in attracting such personnel with equity incentives as a public company. For example, as a result of market forces, companies in the enterprise software industry have historically experienced significant fluctuations in their market valuations. To the extent that the Company's Common Stock trades at a premium relative to historical industry averages or to other companies in the enterprise software industry, the Company may experience difficulty in attracting qualified personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, companies in the enterprise software industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. The Company has, from time to time, received such claims from other companies and there can be no assurance that the Company will not receive additional claims in the future as it seeks to hire qualified personnel or that such claims will not result in litigation involving the Company. The Company could incur substantial costs in defending itself against any such claims, regardless of the merits of such claims or lack thereof.

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

  LITIGATION WITH BUSINESS OBJECTS, S.A. On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery, and a claims construction hearing has been set for February 4, 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Part II, Item 1, "Legal Proceedings."

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

  YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems

(such as general ledger, accounts payable and payroll), customer services, infrastructure, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. Furthermore, although the Company's products comply with such year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or patch their current software systems to comply with year 2000 requirements. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no formal contingency plans in place to deal with system failure in connection with the Year 2000 problem. See "--Lengthy Product Sales Cycle."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery and a claims construction hearing has been scheduled for February 4, 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time- consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results--Litigation with Business Objects, S.A." and Item 1, "Business--Proprietary Rights."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  In connection with its initial public offering in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-47263 (the "Registration Statement"), which was declared effective by the Commission on April 30, 1998. The net offering proceeds to the Company were $30,424,000. From May 1, 1998 to September 30, 1998, the Company used the net offering proceeds, in direct or indirect payments to others, as follows:

     Manufacturing, sales, marketing and administrative infra-
      structure...................................................  $12,370,000
     Research and development activities..........................    2,520,000
     Repayment of indebtedness....................................    3,395,000
     Purchase and installation of machinery and equipment.........    1,241,000
     Temporary investments (short-term, investment grade,
      interest-bearing financial instruments).....................   10,898,000
                                                                    -----------
     Total........................................................  $30,424,000
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Company's Annual Meeting of Shareholders taking place on August 12, 1998, the Company's shareholders approved the following items:

  1. The election of the following individuals as directors of the Company.

                                                                       AUTHORITY
                                                               FOR     WITHHELD
                                                            ---------- ---------
     Yorgen H. Edholm...................................... 10,528,713   1,525
     Katherine Glassey..................................... 10,528,913   1,325
     E. Floyd Kvamme....................................... 10,528,913   1,325
     Bernard J. Lacroute................................... 10,528,913   1,325
     Norman L. Vincent..................................... 10,528,913   1,325
     Mark B. Weeks......................................... 10,528,913   1,325

  2. The ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending March 31, 1999.

       For: 10,527,288               Against: 2,300                 Abstain: 650

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

                                          BRIO TECHNOLOGY, INC.

                                                   /s/ Karen J. Willem
                                          By: _________________________________
                                                      Karen J. Willem
                                                  Chief Financial Officer
                                                    (Principal Financial
                                                  and Accounting Officer)
Date: November 16, 1998

                                EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------

   27.1           Financial Data Schedule