Form 10-Q
period 1998-12-31
BRIO TECHNOLOGY INC
filed 1999-02-16
CIK 1056294

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

   For the quarterly period ended December 31, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of January 29, 1999 there were 14,537,137 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 1998

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. Financial Information
 Item 1. Financial Statements:..........................................     3
         Condensed Consolidated Balance Sheets December 31, 1998 and
          March 31, 1998................................................     3
         Condensed Consolidated Statements of Operations--Three and Nine
          Months Ended December 31, 1998 and 1997.......................     4
         Condensed Consolidated Statements of Cash Flows--Nine Months
          Ended December 31, 1998 and 1997..............................     5
         Notes to Condensed Consolidated Financial Statements...........     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     9
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    25
 PART II. Other Information
 Item 1. Legal Proceedings..............................................    26
 Item 2. Changes in Securities and Use of Proceeds......................    27
 Item 3. Defaults Upon Senior Securities................................    27
 Item 4. Submission of Matters to a Vote of Security Holders............    27
 Item 5. Other Information..............................................    27
 Item 6. Exhibits and Reports on Form 8-K...............................    27
         Signature......................................................    28

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31, March 31,
                                                              1998       1998
                                                          ------------ ---------
                                                          (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents..............................   $18,223     $ 2,647
  Short-term investments.................................    12,185          --
  Accounts receivable, net of allowance..................     6,348       6,508
  Inventories............................................       379         361
  Prepaid expenses and other current assets..............       874         958
                                                            -------     -------
    Total current assets.................................    38,009      10,474
Property and Equipment, net..............................     4,090       3,127
Other Assets.............................................     1,013         485
                                                            -------     -------
                                                            $43,112     $14,086
                                                            =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes payable....................   $    --     $ 3,248
  Accounts payable.......................................     1,698       2,140
  Accrued liabilities--
    Payroll and related benefits.........................     2,165       1,422
    Other................................................     2,400         918
  Deferred revenue.......................................     7,982       6,656
                                                            -------     -------
      Total current liabilities..........................    14,245      14,384
Notes Payable, net of current maturities.................        --         189
Noncurrent Deferred Revenue..............................       973       1,321
Other Noncurrent Liabilities.............................        39          46
                                                            -------     -------
      Total liabilities..................................    15,257      15,940
                                                            -------     -------
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value..............        --      15,655
  Common stock...........................................    48,020       1,131
  Notes receivable from stockholders.....................      (255)       (292)
  Deferred compensation..................................      (308)       (459)
  Cumulative translation adjustment......................       (23)        (20)
  Unrealized gains on short-term investments.............         7          --
  Accumulated deficit....................................   (19,586)    (17,869)
                                                            -------     -------
      Total stockholders' equity (deficit)...............    27,855      (1,854)
                                                            -------     -------
                                                            $43,112     $14,086
                                                            =======     =======

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months       Nine Months
                                            Ended December    Ended December
                                                  31,               31,
                                            ----------------  ----------------
                                             1998     1997     1998     1997
                                            -------  -------  -------  -------
Revenues:
  License fees............................  $ 9,156  $ 5,433  $23,587  $13,914
  Services................................    3,234    1,816    8,717    4,646
                                            -------  -------  -------  -------
    Total revenues........................   12,390    7,249   32,304   18,560
                                            -------  -------  -------  -------
Cost of revenues:
  License fees............................      371      225    1,072      654
  Services................................    1,390      730    3,799    1,717
                                            -------  -------  -------  -------
    Total cost of revenues................    1,761      955    4,871    2,371
                                            -------  -------  -------  -------
Gross Profit..............................   10,629    6,294   27,433   16,189
                                            -------  -------  -------  -------
Operating Expenses:
  Research and development................    1,887    1,415    5,011    3,860
  Sales and marketing.....................    7,135    5,774   19,747   16,764
  General and administrative..............    1,279      766    3,392    2,079
  In-process research and development.....    1,653       --    1,653       --
                                            -------  -------  -------  -------
    Total operating expenses..............   11,954    7,955   29,803   22,703
                                            -------  -------  -------  -------
Loss from operations......................   (1,325)  (1,661)  (2,370)  (6,514)
Interest and other income (expense), net..      305     (146)     775     (226)
                                            -------  -------  -------  -------
Net loss before income taxes..............   (1,020)  (1,807)  (1,595)  (6,740)
Income taxes..............................      120       --      122       --
                                            -------  -------  -------  -------
Net loss..................................  $(1,140) $(1,807) $(1,717) $(6,740)
                                            =======  =======  =======  =======
Basic net loss per share..................  $ (0.08) $ (0.31) $ (0.13) $ (1.18)
                                            =======  =======  =======  =======
Shares used in computing basic net loss
 per share................................   14,443    5,742   13,432    5,715
                                            =======  =======  =======  =======
Diluted net loss per share................  $ (0.08) $ (0.31) $ (0.13) $ (1.18)
                                            =======  =======  =======  =======
Shares used in computing diluted net loss
 per share................................   14,443    5,742   13,432    5,715
                                            =======  =======  =======  =======


                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 Nine Months
                                                               Ended December
                                                                     31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
Cash Flows from Operating Activities:
  Net loss.................................................... $(1,717) $(6,740)
  Adjustments to reconcile net loss to cash provided by (used
   in) operating activities:
    Depreciation and amortization.............................     947      458
    Provision for returns and doubtful accounts...............     122      424
    Deferred compensation amortization........................      99       76
    Loss on disposal of property and equipment................      47       --
    In-process research and development.......................   1,653       --
    Changes in operating assets and liabilities, net of
     acquired business--
      Accounts receivable.....................................      38   (2,059)
      Inventories.............................................     (18)    (243)
      Prepaid expenses and other assets.......................      66     (312)
      Accounts payable and accrued liabilities................   1,730       85
      Deferred revenue........................................     978    2,868
                                                               -------  -------
        Cash provided by (used in) operating activities.......   3,945   (5,443)
                                                               -------  -------
Cash Flows from Investing Activities:
  Purchase of short-term investments.......................... (12,178)      --
  Acquisition of business, net of cash acquired...............  (2,203)      --
  Purchases of property and equipment.........................  (1,871)  (1,180)
                                                               -------  -------
      Cash used in investing activities....................... (16,252)  (1,180)
                                                               -------  -------
Cash Flows from Financing Activities:
  Repayments under notes payable..............................  (3,437)  (5,336)
  Proceeds from notes payable.................................      --    6,564
  Proceeds from issuance of preferred stock, net..............      --    5,844
  Proceeds from issuance of common stock, net.................  31,291       24
  Proceeds from repayment of notes receivable from
   stockholders...............................................      24      457
  Issuance of note to stockholder.............................      --     (400)
  Income tax benefit from exercise of options.................       8       --
                                                               -------  -------
      Net cash provided by financing activities...............  27,886    7,153
                                                               -------  -------
Net increase in cash and cash equivalents.....................  15,579      530
Effect of exchange rate changes on cash.......................      (3)      52
Cash and cash equivalents, beginning of period................   2,647      890
                                                               -------  -------
Cash and cash equivalents, end of period...................... $18,223  $ 1,472
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

  A summary of comprehensive income (loss) follows (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        December 31,         December 31,
                                     --------------------  ------------------
                                       1998       1997       1998      1997
                                     ---------  ---------  --------  --------
   Net loss......................... $  (1,140) $  (1,807) $ (1,717) $ (6,740)
   Unrealized gain (loss) on short-
    term investments................         3         --         7        --
   Foreign currency translation
    adjustment......................         3         56        (3)       52
                                     ---------  ---------  --------  --------
   Comprehensive income (loss)...... $  (1,134) $  (1,751) $ (1,713) $ (6,688)
                                     =========  =========  ========  ========

 Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share information is computed using the weighted average number of shares of common and potential common stock outstanding. Potential common shares from conversion of preferred stock, stock options and warrants, and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

  Potential common shares of 1,624,738, using the treasury stock method, were not included in the computation of diluted loss per share for the nine month period ended December 31, 1998, because the Company incurred a loss in this period and, therefore, the effect would be antidilutive.

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

Note 2. Notes Payable.

  At December 31, 1998, the Company had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (7.75% at December 31, 1998). At December 31, 1998, there were no amounts outstanding under this arrangement. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of the Company's assets, including the Company's intellectual property, accounts receivable, and property and equipment. This line of credit requires the Company to comply with various financial covenants, including

                             BRIO TECHNOLOGY, INC.

quarterly requirements to maintain a minimum quick ratio and a minimum tangible net worth. The line expires on December 1, 1999.

Note 3. Acquisition.

  In October 1998, the Company acquired all of the outstanding stock of MerlinSoft, Inc. (MerlinSoft), a California corporation, for cash. The total purchase price was $2.2 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $2.3 million were acquired. The results of operations of MerlinSoft and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over three years. Management estimates that $1.7 million of the purchased intangibles represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Condensed Consolidated Statements of Operations upon consummation of the acquisition. The value assigned to purchased in-process research and development, based on a valuation prepared by a third-party appraiser, was determined by identifying significant research projects for which technological feasibility had not been established. The value was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such products and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, business, operating results, and financial condition of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

Note 4. Litigation.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products infringe U.S. Patent No. 5,555,403. The Complaint seeks injunctive relief and unspecified monetary damages. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint, and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. The Company and Business Objects, S.A. are currently conducting discovery, and the Company expects that a claims construction hearing will be held in March 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. The Company is unable to estimate the amount of loss, if any, which may be incurred as a result of the Complaint.

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

Overview

  The Company designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. For the three months ended December 31, 1998 and 1997, the Company had net losses of $1.1 million and $1.8 million, respectively. For the nine months ended December 31, 1998 and 1997, the Company had net losses of $1.7 million and $6.7 million, respectively. The Company had an accumulated deficit of approximately $19.6 million as of December 31, 1998. See "Factors That May Affect Future Operating Results--History of Net Losses; Substantial Accumulated Deficit; Uncertain Future Profitability" below.

  The Company's revenues are derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing such products, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of the Company's product suite, and the Company generally discontinues marketing older versions upon new version introductions. The Company typically licenses its products on a per user basis with the price per user varying based on the selection of products licensed. Additionally, the Company is increasing its efforts to sell customers larger enterprise-wide implementations of the Company's products through licenses on a per site basis with the price per site varying based on the selection of products licensed, the number of authorized users for each product at each site and the number of licensed sites. The Company's customers include organizations in a diverse set of industry segments. One customer accounted for approximately 14% of the Company's total revenues for the three months ended December 31, 1998. No single customer accounted for more than 10% of the Company's total revenues for the nine months ended December 31, 1998. Revenues from license fees are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. In instances where payments are subject to extended payment terms, revenue is deferred until the earlier of the date payments become due or the date payment is received. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Allowances are established for potential product returns and credit losses, which have been insignificant to date. Fees for services are charged separately from license fees. In addition, service revenues from maintenance and support services, which include ongoing product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Service revenues from training and consulting services are recognized when the services are performed.

  To date, revenues from license fees have been derived principally from direct sales of software products to end users through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, the Company intends to continue to develop reselling relationships with companies through value-added resellers ("VARs"), resellers and distributors (collectively referred to as the Company's "Indirect Channel"), and the Company expects that revenues from sales through the Indirect Channel will increase as a percentage of revenues from license fees. Revenues from the Indirect Channel were 11% and 17% of total revenues for the three months ended December 31, 1998 and 1997, respectively, and 14% and 12% of total revenues for the nine months ended

December 31, 1998 and 1997, respectively. The Company's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. See "Factors That May Affect Future Operating Results--Dependence on Direct Sales Force" and "--Dependence on Development of Indirect Sales Channels" below.

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

  The Company has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 17% and 22% of total revenues for the three months ended December 31, 1998 and 1997, respectively, and 17% and 19% of total revenues for the nine months ended December 31, 1998 and 1997, respectively. A substantial portion of the Company's international sales in the past have been denominated and collected in foreign currencies, and the Company believes that a portion of the Company's cost of revenues and operating expenses will continue to be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results--Risks Associated with International Expansion" below.

  Although the Company has experienced significant quarter-to-quarter revenue growth in fiscal 1998 and 1997, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods, and there can be no assurance that the Company will be able to sustain revenue growth or attain profitability in the future. The Company currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization, and expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. The Company also expects to increase its staffing and systems infrastructure in order to support the Company's expanding operations. As a result, the Company expects that its operating expenses will increase significantly in the remainder of fiscal 1999 and fiscal 2000. See "Factors That May Affect Future Operating Results--Fluctuations in Quarterly Operating Results" and "--Litigation with Business Objects, S.A." below.

Results of Operations

  The following table sets forth certain consolidated financial information as a percentage of total revenues for the periods indicated:

                                       Three Months         Nine Months
                                           Ended               Ended
                                       December 31,        December 31,
                                       ----------------    ----------------
                                        1998      1997      1998      1997
                                       ------    ------    ------    ------
   Consolidated Statements of
    Operations Data:
   Revenues:
     License fees.....................     74%       75%       73%       75%
     Services.........................     26        25        27        25
                                       ------    ------    ------    ------
       Total revenues.................    100       100       100       100
                                       ------    ------    ------    ------
   Cost of revenues:
     License fees.....................      3         3         3         4
     Services.........................     11        10        12         9
                                       ------    ------    ------    ------
       Total cost of revenues.........     14        13        15        13
                                       ------    ------    ------    ------
   Gross profit.......................     86        87        85        87
                                       ------    ------    ------    ------
   Operating expenses:
     Research and development.........     15        20        16        21
     Sales and marketing..............     59        80        61        90
     General and administrative.......     10        10        10        11
     In-process research and
      development.....................     13        --         5        --
                                       ------    ------    ------    ------
       Total operating expenses.......     97       110        92       122
                                       ------    ------    ------    ------
   Loss from operations...............    (11)      (23)       (7)      (35)
   Interest and other income
    (expense), net....................      3        (2)        2        (1)
                                       ------    ------    ------    ------
   Net loss before taxes..............     (8)      (25)       (5)      (36)
   Income taxes.......................      1        --        --        --
                                       ------    ------    ------    ------
   Net loss...........................     (9)%     (25)%      (5)%     (36)%
                                       ------    ------    ------    ------

Revenues

  The Company's revenues are derived from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 71% from $7.2 million for the three months ended December 31, 1997 to $12.4 million for the three months ended December 31, 1998. Total revenues also increased 74% from $18.6 million for the nine months ended December 31, 1997 to $32.3 million for the nine months ended December 31, 1998.

  License Fees. Revenues from license fees increased by 69% from $5.4 million for the three months ended December 31, 1997 to $9.2 million for the three months ended December 31, 1998. Approximately $1.7 million of the increase was due to growing sales to new customers and approximately $2.1 million of the increase was due to increased follow-on sales to existing customers. Revenues from license fees also increased by 70% from $13.9 million for the nine months ended December 31, 1997 to $23.6 million for the nine months ended December 31, 1998. Approximately $4.1 million of the increase was due to growing sales to new customers and approximately $5.6 million of the increase was due to increased follow-on sales to existing customers.

  Services. Service revenues increased by 78% from $1.8 million for the three months ended December 31, 1997 to $3.2 million for the three months ended December 31, 1998. Approximately $1.3 million of the increase was due to increases in maintenance and support revenue and approximately $150,000 of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base. Service revenues also increased by 88% from $4.6 million for the nine months ended December 31, 1997 to $8.7 million for the nine months ended December 31, 1998. Approximately $3.2 million of the increase was due to increases in maintenance and support revenue and approximately $900,000 of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base.

Cost of revenues

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased from $225,000 to $371,000 for the three months ended December 31, 1997 and 1998, respectively. Cost of revenues from license fees also increased from $654,000 to $1.1million, for the nine months ended December 31, 1997 and 1998, respectively. Cost of revenues from license fees were 3% for the three months ended December 31, 1997 and the three and nine months ended December 31, 1998. For the nine months ended December 31, 1997, cost of revenues from license fees were 4% of total revenues. The increase in absolute dollars was due to the increase in the number of licenses sold. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of service revenues consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of service revenues increased from $730,000, or 10% of total revenues, for the three months ended December 31, 1997 to $1.4 million, or 11% of total revenues, for the three months ended December 31, 1998. Approximately $470,000 of the increase in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $200,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. Cost of service revenues also increased from $1.7 million, or 9% of total revenues, for the nine months ended December 31, 1997 to $3.8 million, or 12% of total revenues, for the nine months ended December 31, 1998. Approximately $1.6 million of the increase in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services and approximately $500,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. The increases as a percentage of service revenues were primarily due to the increased use of outside consultants, which are generally more expensive than Company personnel. Cost of service revenues may vary between periods due to the mix of services provided by the Company's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating expenses

  Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased from $1.4 million, or 20% of total revenues, for the three months ended December 31, 1997 to $1.9 million, or 15% of total revenues, for the three months ended December 31, 1998. Research and development expenses also increased from $3.9 million, or 21% of total revenues, for the nine months ended December 31, 1997 to $5.0 million, or 16% of total revenues, for the nine months ended December 31, 1998. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. The Company believes that significant investment for product research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. The Company anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased from $5.9 million, or 80% of total revenues, for the three months ended December 31, 1997 to $7.1 million, or 58% of total revenues, for the three months ended December 31, 1998. Sales and marketing expenses also increased from $16.8 million, or 90% of total revenues, for the nine months ended December 31, 1997 to $19.7 million, or 61% of total revenues, for the nine months ended December 31, 1998. The increase in absolute dollars was attributable to the expansion of the Company's sales and marketing organization, including the addition of field and telesales personnel and related costs. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods.

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

  General and administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased from $766,000 for the three months ended December 31, 1997 to $1.3 million for the three months ended December 31, 1998. For the three months presented, general and administrative expenses were 10% of total revenues. General and administrative expenses also increased from $2.1 million, or 11% of total revenues, for the nine months ended December 31, 1997 to $3.4 million, or 10% of total revenues for the nine months ended December 31, 1998. The increases were primarily due to increased personnel and related costs necessary to manage and support the Company's growth and facilities expansion, as well as the addition of expenses related to being a public company. The Company expects that its general and administrative expenses will increase in absolute dollars as the Company expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and continues its responsibilities as a public company. The Company expects that such expenses will vary as a percentage of total revenues.

  Deferred Compensation. In connection with the grant of certain stock options to employees during the fiscal year ended March 31, 1998, the Company recorded deferred compensation of $580,000, representing the difference between the deemed value of the Common Stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $29,000 was expensed during the three months ended December 31, 1998 and approximately $99,000 was expensed during the nine months ended December 31, 1998. The balance will be expensed ratably over the next three years as the options vest.

Purchased in-process research and development

  In connection with the acquisition of MerlinSoft, Inc., the Company allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' cost-based completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

  The Company used a third-party appraiser to assess and value the in-process research and development. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established. In the case of MerlinSoft, this included the development, programming and testing activities associated with the creation of software components which enable delivery of analytical applications. Valuation of development efforts in the future has been excluded from the research and development appraisal.

  The nature of the efforts to develop the acquired in-process technology into a commercially viable product relate to the completion of all planning, designing, and prototyping and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

  The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

  Revenue growth rates for MerlinSoft were estimated by a third party appraiser based on a detailed forecast prepared by management, as well as the appraiser's discussions with finance, marketing, and engineering representatives of the Company and MerlinSoft. Revenue growth rates beyond 2000 were based on industry growth expectations. Allocation of total MerlinSoft projected revenues to in-process research and development was based on the appraiser's discussions with the Company and MerlinSoft management. The preponderance of future revenues is expected to originate from the sale of products that are not yet completed.

  Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable company's margin expectations.

  The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to the Company's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for MerlinSoft was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 54 percent was used to discount cash flows from the in-process projects. Because the in-process projects are such an integral part of the business enterprise, only a moderate increase in the discount rate for the in-process technology was deemed appropriate. This discount rate is commensurate with MerlinSoft's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render even MerlinSoft's development stage technologies obsolete.

  The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results.

  Remaining development efforts for MerlinSoft's research and development include various phases of development, programming and testing. Funding for such projects is expected to be obtained from internally generated sources.

  As evidenced by the continued support of the development of the in-process technology, and derivative products, management believes the Company has a reasonable chance of successfully completing the research and development programs. However, as with all of the Company's software development efforts, there is risk associated with the completion of the MerlinSoft research and development projects, and there is no assurance that technological or commercial success will be achieved.

  If the development of the in-process technology, and derivative products, is unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. Commercial results are also subject to uncertain market events, and risks, which are beyond the Company's control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

Interest and other income (expense), net, and income taxes

  Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, net of interest expense. Interest expense is comprised of interest incurred on the Company's bank line of credit. Interest and other income (expense), net, increased from a net expense of $146,000 for the three months ended December 31, 1997 to a net income of $305,000 for the three months ended December 31, 1998. Interest and other income (expense), net, also increased from a net expense of $226,000 for the nine months ended December 31, 1997 to a net income of $775,000 for the nine months ended December 31, 1998. The increase in interest and other income (expense), net, is attributable to a decrease in the amount of borrowings on the Company's line of credit as a result of the Company's initial public offering and an increase in interest income due to larger cash balances associated with the closing of the Company's initial public offering in May 1998.

  The Company recorded a net loss for the three and nine months ended December 31, 1998, due to an in-process research and development write-off and foreign losses. The tax provision of $120,000 and $122,000 for the three and nine months ended December 31, 1998, respectively, represents the minimum taxes payable for Federal and state taxes.

Liquidity and Capital Resources

  As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $30.4 million. In addition, the Company maintains a bank line of credit which provides for up to $10.0 million in borrowings. The Company can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability, which is collateralized by substantially all of the Company's assets, including the Company's intellectual property to the extent required to secure the Bank's interest in the accounts receivables and which provides for interest at the bank's prime rate. This line of credit requires the Company to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. See Note 2 of Notes to Condensed Consolidated Financial Statements. As of December 31, 1998, there were no outstanding bank borrowings.

  Net cash used in operating activities was $5.4 million in the nine months ended December 31, 1997 and net cash provided by operating activities was $3.9 million in the nine months ended December 31, 1998. The increase was due primarily to decreases in net loss and favorable changes in the balances of operating assets and liabilities.

  Net cash used in investing activities was $1.2 million and $16.3 million in the nine months ended December 31, 1997 and 1998, respectively, consisting of purchases of property and equipment, short-term investments, and the acquisition of a business. The Company has planned capital commitments of approximately $2.3 million in fiscal 1999.

  Net cash provided by financing activities was $7.2 million and $27.9 million in the nine months ended December 31, 1997 and 1998, respectively, consisting primarily of proceeds from its initial public offering, private sales of Preferred Stock and periodic borrowings, net of repayments, on the bank line of credit.

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

Factors That May Affect Future Operating Results

  HISTORY OF NET LOSSES; SUBSTANTIAL ACCUMULATED DEFICIT; UNCERTAIN FUTURE PROFITABILITY. The Company incurred net losses of $3.2 million, $6.0 million and $8.1 million in fiscal 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had stockholders' equity of approximately $27.9 million. Given the Company's history of net losses, there can be no assurance of revenue growth or profitability on a quarterly or annual basis in the future. While the Company achieved significant quarter-to-quarter revenue growth in fiscal 1997 and 1998, the Company does not expect to sustain the same rate of sequential quarterly revenue growth in future periods. In addition, the Company intends to increase its operating expenses significantly in fiscal 1999 and fiscal 2000; therefore, the Company's operating results will be adversely affected if revenue does not increase. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating advanced technologies. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results based on a number of factors, many of which are not within the Company's control. Among other things, the Company's operating results have fluctuated in the past due to the timing of product enhancements and new product announcements by the Company, the lengthy sales cycle of the Company's products, market acceptance of and demand for the Company's products, capital spending patterns of the Company's customers, customer order deferrals in anticipation of enhancements or new products offered by the Company, the Company's ability to attract and retain key personnel, the mix of domestic and international sales, the mix of license and service revenues, personnel changes and changes in the timing and level of operating expenses. The Company's results of operations may also fluctuate in the future due to a number of factors, including but not limited to those discussed above as well as the number and significance of product enhancements and new product announcements by the Company's competitors, changes in customer buying patterns related to the year 2000 issue, changes in pricing policies by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, customer order deferrals in anticipation of enhancements or new products offered by the Company's competitors, nonrenewal of service agreements, software defects and other product quality problems, the mix of direct and indirect sales, currency fluctuations, costs or damage awards associated with the current Business Objects, S.A. litigation, and general economic conditions. The Company anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of any such orders could cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Furthermore, the Company has experienced, and expects to continue to experience, seasonality due, among other things, to customer capital spending patterns and the general summer slowdown in sales. Such seasonality could have a material adverse effect on the Company's results of operations, particularly for the quarters ending June 30 or September 30.

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

  DEPENDENCE ON DEVELOPMENT OF INDIRECT SALES CHANNELS. To date, the Company has sold its products principally through its direct sales and services organizations and, to a lesser extent, through the Indirect Channel. Revenues from the Company's Indirect Channel were 9%, 7% and 15% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company's ability to achieve revenue growth and improved operating margins on product sales, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining the Indirect Channel worldwide. Although the Company is currently investing and plans to continue to invest significant resources to develop the Indirect Channel, there can be no assurance that the Company will be able to continue to attract and retain additional companies in the Indirect Channel that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and services. There also can be no assurance that the Company will be able to manage conflicts within the Indirect Channel or that the Company's focus on increasing sales through the Indirect Channel will not divert management resources and attention from direct sales. In addition, the Company's agreements with companies in the Indirect Channel do not restrict such companies from distributing competing products, and in many cases may be terminated by either party without cause. There can be no assurance that the Company will be able to successfully expand its Indirect Channel or that any such expansion will result in an increase in revenues, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. See "--Sales and Marketing."

  COMPETITION. The market in which the Company operates is still developing, and is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of software solutions and generally fall within four categories: (i) vendors of business intelligence software such as Cognos, Business Objects, and Seagate Software; (ii) vendors offering alternative approaches to delivering analysis capabilities to users, such as Information Advantage and MicroStrategy; (iii) database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, and Oracle; and (iv) other companies that may in the future announce offerings of enterprise business intelligence solutions. The Company's competitive position in the market is uncertain, due principally to the variety of current and potential competitors and the emerging nature of the market. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. The Company expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could have a material adverse effect on the Company's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of its products, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company competes on the basis of certain factors, including product features, time to market, ease of use, product performance, product quality, analytical capabilities, user scalability, open architecture, customer support and price. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on the Company's business, operating results and financial condition.

  LITIGATION WITH BUSINESS OBJECTS, S.A. On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. are currently conducting discovery, and the Company expects that a claims construction hearing will be held in March 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Part II, Item 1, "Legal Proceedings."

  MANAGEMENT OF OPERATIONS; NEW MANAGEMENT TEAM. The Company's recent growth and expansion of operations has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Certain of the Company's executive management have joined the Company within approximately the last two years, including the Company's Chief Financial Officer, Executive Vice President, Marketing and Executive Vice President, Worldwide Operations. These individuals have not previously worked together for substantial lengths of time and are in the process of integrating as a management team, and certain of such individuals do not have significant prior experience in public company executive management. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth, if any, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

  RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. Sales to customers outside of the United States and Canada, including sales generated by the Company's foreign subsidiaries, represented 9%, 14% and 19% of total revenues for fiscal 1996, 1997 and 1998, respectively. The Company has direct sales offices in the United Kingdom, France and Australia, and has established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. The Company has, to date, localized its products in French, Italian, Chinese and Japanese. A key component of the Company's strategy is its planned expansion into additional international markets. To facilitate this international expansion, the Company anticipates localizing its products for additional foreign markets in the future. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products in these markets, and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. Furthermore, although the Company's products comply with such year 2000 requirements, the Company believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or patch their current software systems to comply with year 2000 requirements. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company currently has no formal contingency plans in place to deal with system failure in connection with the year 2000 problem. However, the Company anticipates that in the event of such failure the Company would attempt to perform mission critical MIS and other internal functions manually, although most likely with significantly diminished efficacy. See "-- Fluctuations in Quarterly Operating Results" and "--Lengthy Product Sales Cycle."

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of December 31, 1998, the Company had $16.9 million and $12.2 million of cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 4.43% and 5.20%, respectively.


  The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

  The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. The Company currently has no short-term or long-term debt outstanding.

  The Company conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. The Company may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At December 31, 1998 there were no outstanding foreign currency exchange contracts.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against the Company in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of the Company's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, the Company filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint and asserting a counterclaim requesting declaratory relief that the Company is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. The Company believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-infringement grounds, and intends to defend the suit vigorously. Business Objects, S.A. contends that there was no prior software or other prior art which allowed users to associate a familiar name with a query or which permitted retrieved values to be semantically dynamic. The Company has contended that, if the patent were construed to cover the Company's current products, the patent would then also cover prior art products, rendering the patent invalid. Business Objects, S.A. contends that there are material differences between those prior art products and the Company's current products. Business Objects, S.A. also contends that the patent is valid because it has been commercially successful and widely copied in the industry. The Company disputes these contentions. The Company and Business Objects, S.A. and the Company expects that a claims construction hearing will be held in March 1999. The pending litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The Complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. The Company's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time- consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event the Company is unsuccessful in the litigation, the Company may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If the Company is unable to obtain such a license, the Company may be required to license a substitute technology or redesign to avoid infringement, in which case the Company's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of the Company's revenues in fiscal 1996 and represented a majority of the Company's revenues in fiscal 1997 and fiscal 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results-- Litigation with Business Objects, S.A." and Item 1, "Business--Proprietary Rights."

Item 2. Changes in Securities and Use of Proceeds.

  In connection with its initial public offering in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-47263 (the "Registration Statement"), which was declared effective by the Commission on April 30, 1998. The net offering proceeds to the Company were $30,424,000. From May 1, 1998 to December 31, 1998, the Company used the net offering proceeds, in direct or indirect payments to others, as follows:

   Manufacturing, sales, marketing and administrative
    infrastructure............................................... $19,331,000
   Research and development activities...........................   4,092,000
   Repayment of indebtedness.....................................   3,395,000
   Purchase and installation of machinery and equipment..........   1,633,000
   Acquisition of a business, net of cash acquired...............   1,973,000
                                                                  -----------
   Total......................................................... $30,424,000
                                                                  ===========

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

                                          BRIO TECHNOLOGY, INC.

                                          By:       /s/ Karen J. Willem
                                            -----------------------------------
                                                     Karen J. Willem
                                           Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

Date: February 16, 1998