Form 10-K405
period 1999-03-31
BRIO TECHNOLOGY INC
filed 1999-06-29
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the fiscal year ended March 31, 1999

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2)
YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $101,498,526 as of June 28, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 14,808,927 shares of the registrant's Common Stock issued and outstanding as of June 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Item 1. Business.

Overview

  Brio Technology is a leader in developing, marketing and supporting enterprise business intelligence software. Enterprise business intelligence software is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis, resulting in more informed business decisions. Brio's product suite offers a comprehensive platform for rapidly implementing and deploying business intelligence solutions that meet the needs of both information technology-savvy "information producers" and non-technical "information consumers" throughout an organization. Brio's products are flexible enough to accomodate the growth of Brio's customers and to effectively incorporate a wide range of available corporate data sources, including data marts, data warehouses, operational data stores, and other computer software applications.

  Brio sells and markets its software and services through a direct sales and services organization located in North America, the United Kingdom, France and Australia as well as worldwide through its indirect channel of value-added resellers and distributors. See Note 4 of Notes to Consolidated Financial Statements for additional information about geographic revenue.

  Brio currently serves thousands of organizations worldwide with over 4,000 sites and features over one third of the Fortune 500 as customers. Brio customers include ARCO, Avis Rent a Car Systems, California State University System, Carrefour, Comcast Cable Communications, Hewlett-Packard, Hoffman LaRoche, IBM, Motorola, Sun Microsystems, the U.S. Army and Worldcom Network Services.

  Brio has entered into an agreement to acquire SQRIBE Technologies Corp., which acquisition is expected to close in July 1999.

Industry Background

  In today's increasingly competitive markets, organizations in virtually every industry are seeking to improve the ability of business professionals to make more timely, fact-based business decisions. To accomplish this objective, organizations must establish and maintain a computer software infrastructure that empowers business professionals with the analytical tools and information to improve their decision making. Brio refers to this software infrastructure as a business intelligence environment. Over the last decade, many organizations have spent considerable effort and resources to collect, organize and distribute data, but have been unable to fully empower business professionals with the benefits of a business intelligence environment.

  At the same time, the Web has transformed the production and distribution of information throughout business organizations. The Web has created the opportunity for new populations of business professionals throughout the enterprise to have access to published business information. To fully capitalize on this opportunity, however, organizations require that:

  . their business intelligence software products take full advantage of the distribution and delivery benefits offered by the Web;

  .  their software integrate with the organization's existing systems; and

  . their software provides a comprehensive solution to the organization's information needs.

  In the absence of a comprehensive platform, organizations have deployed partial solutions for their reporting and analysis needs. However, many organizations are realizing that incompatible, and disparate reporting and anlaysis tools have inhibited the production and distribution of information. As a result, Brio's believes that organizations need an integrated, end-to-end business intelligence product suite that unifies access to all business information, meets the needs of all users throughout the enterprise and is effective in traditional network as well as email and Web environments.

Brio Solution

  Brio's Enterprise product suite and related services enable organizations to develop and deploy effective business intelligence solutions across an entire organization. Brio believes that its solution provides the following benefits for the enterprise and its information consumers and producers.

Architected for the Enterprise

  Integrated, Comprehensive Product Suite. Brio provides a product suite that can be used either separately or together in a combined distributed client-server and/or Web-based implementation. By incorporating the same easy-to-use interface across all supported platforms and the same underlying core technologies, Brio products provide simple viewing capabilities, robust analysis and reporting features and powerful administrative functions for information producers and consumers.

  Scalable for Enterprise Deployment. Brio's multi-tier architecture utilizes the computing power of the server and the local computing power of the client, allowing Brio's solution to accommodate increases in the numbers and location of users, and in the quantity and types of source data accessed by users.

  Leverages Email and the Web. Brio's product suite economically enables information producers to broadcast data and reports to information consumers via email, printers and the Internet.

  Adaptive Reporting. Brio adaptive reporting feature permits information producers to control, on a report-by-report basis, the functionality available to information consumers in a report. This feature allows information producers to control user access while maximizing the usefulness of reports and data.

Designed for Information Consumers

  Powerful Functionality, Easy to Use. Brio's product suite combines a consistent and intuitive user interface with powerful functionality that allows information consumers to easily customize, format and manipulate data, reports and analyses.

  Robust Solution for Mobile Users. Brio's product suite facilitates mobile, off-line analysis in both Web browser and PC-based environments and enable information consumers to work with reports, analyses, and data sets that have been sent via email, file servers or the Web. As a result, users in a mobile, off-line environment can view data and can create new analyses and reports to answer their individual questions.

Engineered for Information Producers

  Simplifies Administration. Brio designs its product suite to be quickly and easily installed. Brio's technology centralizes and automates the installation and upgrade of Brio's Web-based client software. Brio's server products enable information technology departments to control user access and security privileges and to audit and manage user activity.

  Leverages Existing Customer Investments in Technology. Brio's products are designed to be compatible with existing customer database, application, reporting and analysis software, to take advantage of existing enterprise hardware environments and to leverage existing desktop and operating system infrastructure.

Brio Strategy

  Brio's strategy is to be a leading provider of enterprise business intelligence software solutions. The following are key elements of Brio's strategy:

  Extend Technology Leadership. Brio has designed its products to satisfy customers' desire for rapid implementation, intuitive user interfaces, easy integration with existing database and other system software, high performance and limited information technology staff support. Brio's products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture, and Web access and delivery technology. In addition, Brio shipped its Web-based analysis extension to its product suite (Brio.Insight) in November 1996. In November 1997, Brio shipped its Java-based server extension to its product suite (on Demand Server). Brio intends to devote significant resources to research and development efforts and to form strategic relationships that will enable Brio to further enhance its products' functionality and ease of use.

  Broaden Distribution Channels. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France and Australia, and has sold its products worldwide through value added resellers, resellers and distributors. Brio intends to grow its direct sales organization to intensify its coverage of large organizations and to augment its telesales operation to cover smaller organizations. In addition, Brio will continue to both leverage and grow its existing network of value-added resellers, resellers and distributors to expand its indirect distribution channel worldwide.

  Expand Product Deployments Throughout the Enterprise. Brio's products and related services are designed to enable its customers to deploy business intelligence throughout their organization. Although most organizations initially deploy Brio's products on a departmental or pilot basis, Brio believes that initial customer success with this deployment can lead to significant opportunities for larger scale adoption of Brio's products within the organization. Brio intends to focus its sales and services efforts on large organizations seeking large-scale business intelligence deployments and on making initial customer pilots or deployments successful.

  Leverage Industry Relationships. To accelerate the adoption of Brio's products as a standard platform for business intelligence, Brio has formed strategic relationships that provide for enhanced compatibility with partner technology as well as increased market exposure and sales opportunities for Brio's products and services. Brio's partners include industry-leading providers of software and hardware, such as Microsoft, Oracle and IBM, that complement Brio's product and service offerings, and providers of a wide range of training, implementation and application development services related to Brio's products. Brio's strategic relationships with Microsoft, Oracle and IBM have to date consisted of:

  . Brio's participation in various sales and marketing initiatives sponsored by these companies, including joint presentations at industry trade shows and conferences, and

  . agreements by Brio to support certain technology standards promoted by these companies.

  Increase International Presence. Outside of the United States, Brio

  . has direct sales offices in Canada, the United Kingdom, France and Australia,

  . has established distributor relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa, and

  .  has localized products in Chinese, French, Italian and Japanese.

  Brio intends to expand its global sales capabilities by increasing the size of its direct sales and sales support organizations, expanding its distribution channels in Europe, Latin America, and Asia/Pacific and continuing localization efforts of its products in selected markets.

  Provide Premium Customer Support and Service. Brio believes that offering quality service and support is important to customer satisfaction and provides a significant opportunity to build customer loyalty and to differentiate itself from its competition. Brio intends to increase its focus on customer satisfaction by investing in support services including additional staffing, a Web-based help line and systems infrastructure. In addition, Brio is committed to providing customer-driven product functionality through feedback from user groups, prospects, consultants, partners and customer surveys.

Products and Technology

  Brio Enterprise is a business intelligence software product suite providing powerful query, analysis and reporting functionality across both client-server and Web-based computing environments. Designed to meet the needs of users throughout an organization, Brio's products combine powerful functionality with intuitive, easy-to-use interfaces. Brio's products are designed to enable an information technology department to maintain centralized control with auditing, security and simplified deployment while incorporating a system design that accommodates the needs of growing and diverse user populations and increasing amounts of data.

  Brio's products use advanced server technology to optimize use of computer network resources. Brio's system design, built on Brio's proprietary analytical processing technology, enables analytical processing to take place on the server or on the client computer. This design enhances the flexibility of the solution without losing analytical capabilities required for individuals to answer complex data-related business questions. Brio's "adaptive reporting" capability further enhances this flexibility by giving information technology departments the ability to control the analytical functionality available to an information consumer on a report-by-report basis.

Brio Enterprise Client Products

  Brio's client products, whether Web-based or client-server based, share the same user-centric design, functionality and intuitive interface. Brio believes that the result is an easy-to-navigate suite of products that consistently guide the user from query and analysis through reporting and charting. Brio's client products allow users to create queries that are targeted at single or multiple data sources and that can combine data from local or server-based data sources without information technology department assistance.

  BrioQuery. All editions of BrioQuery unify query, analysis, reporting and charting capabilities in one product for client-server connected users. To meet the differing needs of these users, BrioQuery is available in three editions:

  BrioQuery Designer extends the core BrioQuery capabilities with database administration functionality, security, auditing and setup features to enable information technology departments to manage and control the business intelligence environment;

  BrioQuery Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data and reports, and need to be able to create their own queries, analyses and reports; and

  BrioQuery Navigator is used by analysts or information consumers who do not have the technical ability or need to directly access database tables. These users typically only need access to pre-defined data and reports that they can use as a basis for independent analyses.

  Web-based Products. Brio's Web-based client products provide users with a wide range of report, query and analytical capabilities within standard Web browsers. Together with Brio's server-based products, they enable organizations to deploy software that facilitates simplified administration and maintenance.

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

Brio Enterprise Server Products

  Brio Enterprise Server. The Brio Enterprise Server product includes two powerful server modules, the Broadcast Server and the OnDemand Server, and a unified administration tool. The Brio Enterprise Server is designed to meet the information distribution and data access needs of information consumers, while providing information technology departments with centralized control, administration and security management functionality.

  Broadcast Server. The Broadcast Server enables information technology departments to control the integrity and distribution of business information. It allows information producers to take queries, analyses and reports created with BrioQuery, and to schedule automatic processing and delivery of such reports based on date, time, or event. The Broadcast Server pushes the reports and documents in a highly compressed format out to Web, client-server and mobile users via file transfer protocol, email, Web servers, and network file servers and printers.

  OnDemand Server. The OnDemand Server offers both mobile and desktop users easy and secure access to a variety of data sources. Users can make queries over the Web or on the server; the server can then pre-build reports and transmit them to Brio's Web client products, Brio.Insight and Brio.Quickview. With the OnDemand Server and Brio's adaptive reporting feature, information technology departments can determine on a report-by-report basis the level of Brio.Insight and Brio.Quickview functionality and interactivity that a particular user is allowed. The OnDemand Server also automates the installation and maintenance of Brio's Web client software.

Platforms and Pricing

  Brio's server products are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HPUX, Sun Solaris). Pricing on the Brio Enterprise Server product, which includes both the Broadcast Server and the OnDemand Server, ranges from $30,000 to $45,000. Brio client products currently operate on a number of operating systems including Windows (95, NT and 3.1), PowerMac and UNIX (AIX, HPUX, Sun Solaris). Brio's products provide native and ODBC connectivity to a variety of data sources, including relational database management systems such as Oracle, DB2, SQL Server and Adaptive Server; non-relational database management systems such as Arbor Essbase, Oracle Express and Informix Metacube; and legacy systems such as SAS. Pricing ranges from approximately $50 for Brio.Quickview to $4,000 for BrioQuery Designer.

  Brio's success in the future will depend upon its ability to develop new products and its ability to sell larger, organization-wide sales of its products.

Sales and Marketing

  Sales. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France and Australia, and has sold its products worldwide through value-added resellers, or "VARs", resellers and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing, or requests for proposal from prospects. Brio's field sales force conducts multiple presentations and demonstrations of Brio's products to management and users at customer sites as part of the direct sales effort. Sales cycles typically range from three to nine months. The direct sales force is responsible for local partner support, joint sales efforts and channel management. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with Brio's VARs, resellers and distributors.

  To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, a cooperative marketing program and field level assistance from Brio's direct sales force. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Indirect channel partners accounted for approximately 9% of total revenues for fiscal 1996, 7% of total revenues for fiscal 1997 and 15% of Brio's total revenues in fiscal 1998 and 1999.

  Brio intends to grow its direct sales organization and its telesales operation to cover smaller organizations. In addition, Brio will continue to leverage and grow its existing network of VARs, resellers and distributors to expand its indirect distribution channel worldwide. Brio currently expects that it will fund such expansion out of its working capital. Brio's agreements with its VARs generally provide VARs with a right to resell a customized version of Brio's products in conjunction with sales of the VAR's products or services. Brio typically offers its VARs a purchase discount to incent the VAR to sell Brio's products. Brio's agreements with its distributors generally require that such distributors make certain minimum purchases of Brio's products, none of which minimum purchases are material in amount either individually or in the aggregate. Brio recognizes revenue from such minimum purchases as the distributors sell Brio's products through to end customers. Brio does not typically grant exclusive sales territories to its distributors.

  Marketing. Brio is focused on building market awareness and acceptance of Brio and its products as well as on developing strategic partnerships. Brio has a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key local and global partners. Brio's corporate marketing strategy includes extensive public relations activities; a conference and trade show speakers program, as well as programs to work closely with key analysts and other influential third parties. Brio's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. Brio has effectively used local, regional and Web-based seminars to assist prospects in selecting enterprise business intelligence solutions. Brio has used the Web to further the interest and lead generation process and to improve the quality of the leads that it provides to the sales organization. Brio's Web site has become an effective lead generation program. Brio has invested in building a partner and channel marketing function which helps to recruit, train, support and conduct cooperative marketing with technology partners, resellers and VARs. These programs help to foster strong relationships between Brio and its various partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

  Brio's sales and marketing organization consisted of 139 full-time employees as of March 31, 1999. The sales and marketing staff is based at Brio's corporate headquarters in Palo Alto, California. Brio also has field sales offices in the metropolitan areas of Chicago, New York, Los Angeles, Atlanta, Washington D.C. and Dallas.

Research and Development

  Research and development created the products that have been the basis for Brio's success, and Brio intends to make substantial investments in research and development and related activities to maintain and enhance its product lines. Brio believes that its future success will, in large part, depend on its ability to maintain and improve current products, and to develop new products that meet enterprise business intelligence needs. Brio's research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. As of March 31, 1999, Brio's research and development organization consisted of 52 full-time employees. Brio has expended $2.4 million in fiscal 1997, $5.2 million in fiscal 1998 and $7.2 million in fiscal 1999, on research and development. The research and development organization uses a phase-oriented development process, which includes constant monitoring of quality, schedule, functionality, costs and customer satisfaction. Product development is based upon a consolidation of the requirements from existing customers, technical support and engineering. The development group infrastructure provides documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for Brio's products.

Customer and Technical Support

  Brio believes that a high level of customer support is important to the successful marketing and sale of its products. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, may be renewed annually and are typically set at a percentage of the total license fee. A large portion of Brio's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades at no additional cost if and when available, and technical hotline support. In addition, Brio offers classes and training programs at Brio's headquarters, local training centers and customer sites. Customers purchasing maintenance are able to access hotline telephone support during normal business hours. Incoming customer calls are immediately logged into the support database at the time of the call. Brio supplements its standard telephone hotline support with a number of Web-based support services, including access to frequently asked questions, a patch download area, and an interface to Brio's technical support department's problem-tracking database, which allows customers to submit cases and view the status of any of their current cases on-line. Users of Brio's products can attend regional user group conferences throughout the year. To improve user access to explanatory materials, Brio provides on-line documentation with all of its products. Among other things, such documentation includes detailed explanations of product features as well as problem-solving tips for middleware connections.

Competition

  The market in which Brio operates is still developing, and is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Brio's current and potential competitors offer a variety of software solutions and generally fall within four categories:

  . vendors of business intelligence software such as Cognos, Business Objects, Seagate and Hummingbird;

  . vendors offering alternative approaches to delivering analysis capabilities to users, such as MicroStrategy, Information Advantage and Actuate;

  . database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Arbor; and

  . other companies that may in the future announce offerings of an enterprise business intelligence solution.

  Brio's competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. Brio has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than Brio. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect Brio's business, operating results and financial condition.

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Brio's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of Brio, thereby limiting Brio's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect Brio's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to Brio. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on Brio's business, operating results and financial condition. There can be no assurance that Brio will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon Brio's business, operating results and financial condition.

  Brio competes on the basis of the following factors:

    .  product features;

    .  time to market;

    .  ease of use;

    .  product performance;

    .  product quality;

    .  analytical capabilities;

    .  user scalability;

    .  open architecure;

    .  customer support; and

    .  price.

  Brio believes it presently competes favorably with respect to each of these factors. However, Brio's market is still evolving and there can be no assurance that Brio will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on Brio's business, operating results and financial condition.

Proprietary Rights

  Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

  Brio seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Brio currently has one United States patent application. There can be no assurance that Brio's patent application will result in the issuance of a patent, or if issued, will not be invalidated, circumvented or challenged, or that the rights granted thereunder, if any, will provide competitive advantages to Brio or that any of Brio's future patent applications, if any, will be issued with the scope of the claims sought by Brio, if at all.

  Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to Brio's technology or design around any patent that may come to be owned by Brio. Despite Brio's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Brio's products or to obtain and use information that Brio regards as proprietary. Policing unauthorized use of Brio's products is difficult, and while Brio is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.
In addition, the laws of some foreign countries do not protect Brio's proprietary rights as fully as do the laws of the United States. There can be no assurance that Brio's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

  Brio has entered into source code escrow agreements with a number of customers and indirect channel partners requiring release of source code. Such agreements provide that the contracting party will have a limited, non-exclusive right to use the code subject to the agreement in the event that:

    .  there is a bankruptcy proceeding by or against Brio;

    .  if Brio ceases to do business; or

    .  in some cases, if Brio fails to meet its contractual obligations.

The provision of source code escrows may increase the likelihood of misappropriation by third parties.

  Brio expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Brio's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could:

    .  be time consuming to defend;

    .  result in costly litigation;

    .  divert management's attention and resources;

    .  cause product shipment delays; or

    .  require Brio to enter into royalty or licensing agreements.

  Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of product infringement against Brio and its failure or inability to license the infringed or similar technology, Brio's business, operating results and financial condition could be materially adversely affected.

  Finally, in the future Brio may rely upon software that it may license from third parties, including software that may be integrated with Brio's internally developed software and used in Brio's products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Brio's inability to obtain or maintain any third party software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on Brio's business, operating results and financial condition.

Employees

  As of March 31, 1999, Brio had 257 employees, including 139 in sales and marketing, 30 in services and support, 52 in research and development and 36 in general and administrative functions. Brio believes its employee relations are good. Brio's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. Brio has employment contracts with only three members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, Brio's President and Chief Executive Officer, and Katherine Glassey, Brio's Executive Vice President, Products and Services and Chief Technology Officer. Brio does not believe such insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey.

  Brio believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that Brio will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on Brio's business, operating results and financial condition. In particular, Brio has from time to time experienced and may continue to experience significant turnover of its sales force, due principally to the intensely competitive market for such personnel. Such turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive members of Brio's sales force.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages as of March 31, 1999 are as follows:

  Name                               Age                   Position(s)
  ----                               ---                   -----------
Yorgen H. Edholm....................  43 President, Chief Executive Officer and Chairman
                                         of the Board of Directors
Katherine Glassey...................  41 Executive Vice President, Products and Services,
                                         Chief Technology Officer and Director
Robert W. Currie....................  53 Executive Vice President, Worldwide Operations
Chris M. Grejtak....................  50 Executive Vice President, Marketing
Karen J. Willem.....................  43 Executive Vice President, Finance and Chief
                                         Financial Officer

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

Item 2. Properties.

  Brio's principal executive offices are located in Palo Alto, California where Brio leases approximately 12,145 square feet under a lease that expires in October 2003 and approximately 30,000 square feet under a lease that expires in March 2000. Brio also leases space (typically less than 4,000 square feet) in various geographic locations primarily for sales and support personnel. Brio believes that its current facilities are adequate to meet its needs through the end of 1999, at which time Brio may need to lease additional space.

  Brio was incorporated in California in February 1989 and was reincorporated in Delaware in April 1998. Its principal executive offices are located at 3460 West Bayshore Road, Palo Alto CA 94303. Its telephone number at that location is (650) 856-8000.

Item 3. Legal Proceedings.

  On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent No. 5,555,403. In April 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. Based upon the advice of Brio's patent counsel, Blakely, Sokoloff, Taylor & Zafman, LLP, Brio believes that it has meritorious defenses to the claims made in the complaint and intends to defend the suit vigorously. A claims construction hearing was held on April 5, 1999. At the hearing, the court set the trial date for September 13, 1999. The court also issued its claims construction ruling on April 6, 1999. Brio and Business Objects, S.A. are currently conducting discovery.

  The pending litigation could result in substantial expense to Brio and significant diversion of effort by Brio's technical and management personnel. The complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. Brio's defense of this litigation, regardless of the merits of the complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon Brio's business, operating results and financial condition.

  There can be no assurance that Brio will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the Court. In the event Brio is unsuccessful in the litigation, Brio may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing its BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products without a license, which license may not be available on acceptable terms. If Brio is unable to obtain such a license, Brio may be required to license a substitute technology or redesign to avoid infringement, in which case Brio's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of Brio's revenues in fiscal 1996 and represented a majority of Brio's revenues in fiscal 1997 and fiscal 1998 and a significant portion of Brio's revenues in fiscal 1999.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "BRYO" since the Company's initial public offering on May 1, 1998. The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                   High   Low
                                                                  ------ ------
   Fiscal year ended March 31, 1999
   First Quarter (ending June 30, 1998).......................... $19.06 $11.00
   Second Quarter (ending September 30, 1998).................... $13.88 $ 7.38
   Third Quarter (ending December 31, 1998)...................... $18.25 $ 7.00
   Fourth Quarter (ending March 31, 1999)........................ $26.50 $14.38

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

Item 6. Selected Financial Data.

  The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 1999, 1998 and 1997, and the selected consolidated balance sheet data as of March 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Brio appearing elsewhere in this Report. The selected consolidated statement of operations data for the years ended March 31, 1996 and 1995, and the selected consolidated balance sheet data as of March 31, 1997, 1996 and 1995, are derived from audited Consolidated Financial Statements of Brio not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

                                             Year Ended March 31,
                                    ------------------------------------------
                                     1999     1998     1997     1996     1995
                                    -------  -------  -------  -------  ------
                                    (In thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues:
  License fees....................  $34,247  $19,795  $10,328  $ 3,212  $2,487
  Services........................   12,277    6,977    3,058    1,315   1,025
                                    -------  -------  -------  -------  ------
    Total revenues................   46,524   26,772   13,386    4,527   3,512
                                    -------  -------  -------  -------  ------
Cost of revenues:
  License fees....................    1,517    1,008      839      340     192
  Services........................    5,425    2,595      817      371     205
                                    -------  -------  -------  -------  ------
    Total cost of revenues........    6,942    3,603    1,656      711     397
                                    -------  -------  -------  -------  ------
Gross profit......................   39,582   23,169   11,730    3,816   3,115
                                    -------  -------  -------  -------  ------
Operating expenses:
  Research and development........    7,180    5,218    2,447    1,555     934
  Sales and marketing.............   27,598   22,728   13,588    4,476   1,662
  General and administrative......    4,825    2,954    1,685    1,014     849
  In-process research and
   development....................    1,653      --       --       --      --
                                    -------  -------  -------  -------  ------
    Total operating expenses......   41,256   30,900   17,720    7,045   3,445
                                    -------  -------  -------  -------  ------
Loss from operations..............   (1,674)  (7,731)  (5,990)  (3,229)   (330)
Interest and other income
 (expense), net...................    1,084     (341)      25       33     (40)
                                    -------  -------  -------  -------  ------
Net loss before income taxes......     (590)  (8,072)  (5,965)  (3,196)   (370)
Income taxes......................      297      --       --       --      --
                                    -------  -------  -------  -------  ------
Net loss..........................  $  (887) $(8,072) $(5,965) $(3,196) $ (370)
                                    =======  =======  =======  =======  ======
Basic net loss per share..........  $ (0.06) $ (1.41) $ (1.14) $ (0.64) $(0.07)
                                    =======  =======  =======  =======  ======
Shares used in computing basic net
 loss per share...................   13,709    5,724    5,218    5,018   5,000
                                    =======  =======  =======  =======  ======
                                             Year Ended March 31,
                                    ------------------------------------------
                                     1999     1998     1997     1996     1995
                                    -------  -------  -------  -------  ------
                                                (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments.................  $32,449  $ 2,647  $   890  $   546  $3,091
Total current assets..............   41,987   10,474    6,516    3,002   4,284
Total current liabilities.........   16,662   14,384    8,295    3,371   1,221
Noncurrent liabilities............    1,237    1,556      457      --      --
Stockholders' equity (deficit)....   29,155   (1,854)     133      100   3,236

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

Overview

  Brio designs, develops, markets and supports enterprise business intelligence software, which is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis. Brio had net losses of $6.0 million in fiscal 1997, $8.1 million in fiscal 1998 and $887,000 in fiscal 1999. Brio had an accumulated deficit of approximately $18.8 million as of March 31, 1999. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuating in future periods.

  In February 1999, Brio entered into a definitive merger agreement with SQRIBE Technologies Corp., a Delaware corporation (SQRIBE). SQRIBE designs, develops, markets and supports a family of information retrieval and dissemination software products for relational databases. Brio will acquire SQRIBE in a tax-free, stock-for-stock transaction. Under the terms of the agreement, upon closing of the transaction, Brio stockholders will hold approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%. In addition, Brio will assume outstanding stock options of SQRIBE. The merger is expected to close in July 1999 and to be accounted for as a pooling of interest.

  Brio's revenues consist of license fees for software products and fees for services, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of Brio's products. Brio generally discontinues marketing older product versions when a new product version is introduced. The products are typically licensed on a per user basis with the price per user varying based on the selection of products licensed. Additionally, Brio also sells larger enterprise-wide implementations of their products through site licenses with the price per site varying based on the selection of

  .  products licensed;

  .  the number of authorized users for each product at each site; and

  .  the number of licensed sites.

  Revenues from license fees are recognized upon shipment of the software if:

  .  collection of the resulting receivable is probable;

  .  the fee is fixed or determinable; and

  . vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier.

  If payments are subject to extended payment terms and are not deemed fixed or determinable, Brio defers revenue until payments become due. If an acceptance period is required, Brio recognizes revenue upon the earlier of customer acceptance or the expiration of the acceptance period. Brio establishes allowances for potential product returns and credit losses, which have been insignificant to date. Brio charges fees for services separately from license fees. Brio recognizes revenues from maintenance and support services, including ongoing product support and periodic product updates, ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Brio recognizes revenues from training and consulting services when the services are performed.

  To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed and intends to continue to develop reselling relationships with value added resellers, resellers and distributors. Brio expects that revenues from sales through value added resellers, resellers and distributors will increase in the future as a percentage of revenues from license fees. Revenues from value added resellers, resellers and distributors, were 7% of total revenues for fiscal 1997 and 15% of total revenues for fiscal 1998 and 1999. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining relationships with value added resellers, resellers and distributors. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

  Brio is also increasing its efforts to sell customers licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. Brio has in the past and may in the future choose to grant greater pricing and other concessions, such as discounted training and consulting, for sales of site licenses. See "Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

  Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 14% of total revenues for fiscal 1997, 19% of total revenues for fiscal 1998, and 17% of total revenues for fiscal 1999. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of Brio's cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 1999, Brio incurred foreign currency transaction losses of $127,000 resulting from intercompany receivables from its foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors--Brio's plans to expand internationally expose the combined company to financial and operational risks" for a description of the risks related to Brio's international sales strategy.

  Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 1997, 1998 and 1999, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio currently intends to commit substantial financial resources to

  .  research and development,

  .  customer support,

  . sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization, and

  . increased staffing and systems infrastructure to support Brio's expanding operations

  . merger-related expenses and integration costs associated with the proposed merger with Sqribe

  Brio also expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. As a result, Brio expects that its operating expenses will increase significantly in fiscal 2000. See "Risk Factors--The combined company's quarterly operating results will likely fluctuate" and "--The outcome of Brio's litigation with Business Objects, S.A. may be unfavorable" for a description of Brio's litigation and its impact on Brio's financials.

Results of Operations

  The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                   Year Ended March 31,
                                                   --------------------------
                                                    1999      1998      1997
                                                   ------    ------    ------
   Consolidated Statements of Operations Data:
   Revenues:
     License fees.................................     74%       74%       77%
     Services.....................................     26        26        23
                                                   ------    ------    ------
       Total revenues.............................    100       100       100
   Cost of revenues:
     License fees.................................      3         4         6
     Services.....................................     12        10         6
                                                   ------    ------    ------
       Total cost of revenues.....................     15        14        12
                                                   ------    ------    ------
   Gross profit...................................     85        86        88
   Operating expenses:
     Research and development.....................     15        19        18
     Sales and marketing..........................     59        85       102
     General and administrative...................     10        11        13
     In-process research and development..........      4       --        --
                                                   ------    ------    ------
       Total operating expenses...................     88       115       133
                                                   ------    ------    ------
   Loss from operations...........................     (3)      (29)      (45)
   Interest and other income (expense), net.......      2        (1)      --
                                                   ------    ------    ------
   Net loss before income taxes...................     (1)      (30)      (45)
   Income taxes...................................     (1)      --        --
                                                   ------    ------    ------
   Net loss.......................................     (2)%     (30)%     (45)%

Fiscal Years Ended March 31, 1999, 1998 and 1997

Revenues

  Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 100% from $13.4 million in fiscal 1997 to $26.8 million in fiscal 1998 and by 74% to $46.5 million in fiscal 1999.

  Revenues by geographic location were as follows for fiscal 1999, 1998 and 1997:

                                                          1999    1998    1997
                                                         ------- ------- -------
   Revenues by Geography:
   Domestic............................................. $38,426 $21,593 $11,454
   International........................................   8,098   5,179   1,932
                                                         ------- ------- -------
     Total revenues..................................... $46,524 $26,772 $13,386
                                                         ======= ======= =======

  Revenue from international sources increased by 168% from $1.9 million in fiscal 1997 to $5.2 million in fiscal 1998 and by 56% to $8.1 million in fiscal 1999. The increase in fiscal 1998 was due to Brio establishing direct sales offices in Australia, the United Kingdom and France, which resulted in increases in both license fees and services revenue in Europe and Asia. The increase in fiscal 1999 was due to increased demand for Brio products in Europe and Asia as Brio continued to expand direct and indirect sales efforts in these areas. See Note 4 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

  License Fees. Revenues from license fees increased by 92% from $10.3 million in fiscal 1997 to $19.8 million in fiscal 1998 and by 73% to $34.2 million in fiscal 1999. The increases in fiscal 1998 and 1999 were due to growing sales to new customers--approximately $4.8 million of the increase in fiscal 1998 and approximately $9.2 million of the increase in fiscal 1999--and increased follow-on sales to existing customers--approximately $4.7 million of the increase in fiscal 1998 and approximately $5.2 million of the increase in fiscal 1999.

  Services. Service revenues increased by 128% from $3.1 million in fiscal 1997 to $7.0 million in fiscal 1998 and by 76% to $12.3 million in fiscal 1999. The increases in fiscal 1998 and 1999 were due to an increase in maintenance and support revenues--approximately $2.2 million of the increase in fiscal 1998 and approximately $4.7 million of the increase in fiscal 1999-- and an increase in training and consulting revenues--approximately $1.7 million of the increase in fiscal 1998 and approximately $600,000 of the increase in fiscal 1999--related to increases in Brio's installed customer base.

Cost of Revenues

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased by 20% from $839,000 in fiscal 1997 to $1.0 million in fiscal 1998 and by 50% to $1.5 million in fiscal 1999. The increase in absolute dollars was due to the increase in the number of licenses sold. The decrease as a percentage of total revenues was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrinkwrapped" product, and economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by 218% from $817,000 in fiscal 1997 to $2.6 million in fiscal 1998 and by 109% to $5.4 million in fiscal 1999. The increases in fiscal 1998 and 1999 were due principally to increases in personnel and related costs resulting from Brio's expansion of its support services in response to increased demand for maintenance and support, training and consulting services--approximately $1.7 million of the increase in fiscal 1998 and approximately $2.3 million of the increase in fiscal 1999--and increases in the use of outside consultants for training and consulting services-- approximately $900,000 of the increase in fiscal 1998 and approximately $500,000 of the increase in fiscal 1999. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 113% from $2.4 million in fiscal 1997 to $5.2 million in fiscal 1998 and by 38% to $7.2 million in fiscal 1999. The increases from year to year were primarily due to increased personnel and related costs required to continue to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased by 67% from $13.6 million in fiscal 1997 to $22.7 million in fiscal 1998 and by 21% to $27.6 million in fiscal 1999. The increases were attributable to the costs associated with the expansion of Brio's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, Australia, and France and through the expansion of the worldwide field sales organization--approximately $5.7 million of the increase in fiscal 1998 and approximately $1.5 million of the increase in fiscal 1999--higher sales commissions, bonuses and sales incentives associated with increased revenues--approximately $1.9 million of the increase in fiscal 1998 and approximately $2.1 million of the increase in fiscal 1999--and increased domestic and international marketing expenses, including marketing activities, personnel and related costs--approximately $1.5 million of the increase in fiscal 1998 and approximately $1.3 million of the increase in fiscal 1999. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased by 75% from $1.7 million in fiscal 1997 to $3.0 million in fiscal 1998 and by 63% to $4.8 million in fiscal 1999. Substantially all of the increases were due to increased personnel and related costs--approximately $1.1 million of the increase in fiscal 1998 and 1999--and professional fees--approximately $200,000 of the increase in fiscal 1998 and approximately $700,000 of the increase in fiscal 1999--necessary to manage and support Brio's growth and facilities expansion. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

  Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $105,000 was expensed during fiscal 1998 and approximately $129,000 was expensed during fiscal 1999, and the balance will be expensed ratably over the next three years as the options vest. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding deferred compensation.

Purchased In-Process Research and Development

  In connection with the acquisition of MerlinSoft, Inc. (Merlinsoft), Brio allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. While Brio relied upon an independent appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values.

  At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess of the purchase price over identified intangible assets was approximately $600,000.

  Brio used a third-party appraiser to assess and value the in-process research and development. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established. This included the development, programming and testing activities associated with the creation of software components which enable delivery of analytical applications. Valuation of development efforts in the future was excluded from the research and development appraisal.

  The purchased in-process research and development consisted of two projects. Both of these projects are aimed at the delivery of timely, in-depth, sophisticated analytical applications. The first product will provide data models for analysis in specific industries and functional areas, metric libraries, a web-based client and the ability for business users to manage application components ("Analysis Product"). The second product will include in-depth modeling features for margin analysis and what-if scenarios to determine the impact of various decisions and parameters ("Modeling Product"). The research and development costs incurred by MerlinSoft in the development of the Analysis Product were approximately $4,000 in 1997 and approximately $298,000 in 1998. The research and development costs incurred by MerlinSoft in the development of the Modeling Product were approximately $34,000 in 1998. At the date of acquisition, the research and development costs to complete the Analysis Product were estimated by MerlinSoft to be approximately $855,000 in fiscal 1999 and 2000. At the date of acquisition, the research and development costs to complete the Modeling Product project were estimated by Merlinsoft to be approximately $933,000 in fiscal 1999 and 2000. Management believes it is on schedule with the Analysis and Modeling Products and expects successful completion of the projects.

  The developmental technologies were evaluated in the context of Interpretation 4 of SFAS No. 2 and SFAS No. 86, where appropriate. In accordance with these provisions, research and development projects were evaluated individually to determine if technological feasibility had been achieved and if there was any alternative future use. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. The issue of alternative future use was addressed in discussions with the management of Brio. This process included on-site management interviews and review of technical data. These projects had not reached technological feasibility due to issues involving the completion of scability, performance and security functions.

  Once completed, the technologies under development could only be economically used for the specific and intended purpose. The architecture, design, software code, interfaces, features, and functions of the technologies being developed are for specific purposes, and if Brio fails in its efforts, no alternative economic value will result from its efforts. If the projects fail, the economic contribution expected to be made by the research and development will not materialize.

  The value assigned to purchased in-process research and development was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

  Revenue growth rates for MerlinSoft were estimated based on a detailed forecast prepared by management, which took into account input from finance, marketing, and engineering representatives of Brio and MerlinSoft. Revenue growth rates beyond 2000 were based on industry growth expectations. The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to Brio's ownership.

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

Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 25 to 30 percent was used to discount cash flows from the in-process projects.

  Brio believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results.

  Remaining development efforts for MerlinSoft's research and development include various phases of development, programming and testing. Funding for such projects is expected to be obtained from internally generated sources.

  As evidenced by the continued support of the development of the in-process technology, and derivative products, management believes Brio has a reasonable chance of successfully completing the research and development programs. However, as with all of Brio's software development efforts, there is risk associated with the completion of the MerlinSoft research and development projects, and there is no assurance that technological or commercial success will be achieved.

  If the development of the in-process technology, and derivative products, is unsuccessful, the sales and profitability of Brio may be adversely affected in future periods. Commercial results are also subject to uncertain market events, and risks, which are beyond Brio's control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

Interest and Other Income (Expense), Net

  Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest incurred on Brio's bank line of credit. Interest and other income (expense), net, increased from a net expense of $341,000 in fiscal 1998 to interest income, net, of $1,084,000 in fiscal 1999. The increase in interest and other income, net, is attributable to a decrease in the amount of borrowings on Brio's line of credit as a result of Brio's initial public offering and an increase in interest income due to larger cash balances associated with the closing of Brio's initial public offering in May 1998, offset by foreign currency transaction losses of approximately $127,000. See Note 2 of Notes to Consolidated Financial Statements for a description of foreign currency transactions, and Brio's policy related to accounting for short-term investments.

Provision for Income Taxes

  The provision for income taxes of $297,000 in fiscal 1999, consisted of Federal and State alternative minimum taxes, as the Company utilized net operating loss carryforwards to offset income taxes generated from domestic operations.

  As of March 31, 1999, Brio had federal net operating loss carryforwards of approximately $800,000 and state net operating loss carryforwards of approximately $400,000 available to offset future taxable income, and expiring at various dates through 2018 if not utilized. Further, as of March 31, 1999, Brio had tax credit carryforwards of approximately $644,000 which expire at various dates through 2018. In addition, the Internal Revenue Code of 1986, as amended, contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. Brio has net deferred tax assets, including its net operating loss carryforwards, totaling approximately $5.6 million as of March 31, 1999. Brio has recorded a valuation allowance for its net deferred tax assets, to the extent the net deferred tax assets exceed current and prior year's regular tax, as a result of significant uncertainties regarding the realization of most of its assets, including the limited operating history of Brio, a recent history of losses and the variability of operating results. See Note 9 of Notes to Consolidated Financial Statements for additional information about Brio's income taxes.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 was adopted by Brio in its fiscal year beginning April 1, 1998. The adoption of SFAS No. 130 did not have a material effect on Brio's consolidated financial statements.

  In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by Brio in its fiscal year beginning on April 1, 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material effect on Brio's consolidated financial statements.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 was effective for transactions entered into in Brio's fiscal years beginning April 1, 1998. Brio adopted SOP 97-2 for all transactions entered into beginning April 1, 1998. The adoption of SOP 97-2 did not have a material effect on Brio's consolidated financial position or the timing of Brio's revenue recognition, or cause changes to its revenue recognition policies.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

Liquidity and Capital Resources

  As of March 31, 1999, Brio had cash, cash equivalents and short-term investments of $32.4 million. In addition, Brio maintains a bank line of credit which provides for up to $10.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks to the extent required to secure the Bank's interest in the accounts receivables. The line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. As of March 31, 1999, there were no outstanding bank borrowings.

  Net cash used in operating activities was $4.7 million in fiscal 1997 and $3.8 million in fiscal 1998. Net cash generated by operating activities was $6.0 million in fiscal 1999. The decrease in fiscal 1998 was due primarily to favorable changes in the balances of operating assets and liabilities. Approximately $7.2 million of the increase in fiscal 1999 was due to decreases in net losses and approximately $2.7 million of the increase in fiscal 1999 was due to favorable changes in operating assets and liabilities.

  Net cash used in investing activities was $2.0 million in fiscal 1997, consisting of approximately $1.9 million for the purchase of property and equipment and approximately $95,000 for a one-time payment in connection with the acquisition of Brio's Australian subsidiary. Net cash used in investing activities was $1.7 million in fiscal 1998, consisting of purchases of property and equipment. Net cash used in investing activities was $18.3 million in fiscal 1999, consisting primarily of $13.9 million for the purchase of short-term investments, net, approximately $2.2 million for the purchase of property and equipment and approximately $2.2 million for the purchase of MerlinSoft, net of cash acquired.

  Net cash provided by financing activities was $7.1 million in fiscal 1997, $7.2 million in fiscal 1998 and $28.1 million in fiscal 1999, consisting primarily of proceeds from private sales of Preferred Stock--approximately $6.0 million in fiscal 1997 and approximately $5.8 million in fiscal 1998-- periodic borrowings, net of repayments, on the bank line of credit-- approximately $1.1 million in fiscal 1997 and approximately $1.3 million in fiscal 1998--and the net proceeds from Brio's initial public offering-- approximately $31.5 million in 1999.

Year 2000 Readiness

 Background

  Computer systems have traditionally used a two-digit field to designate a year. This format will not recognize the century date change that will take place at the end of 1999. Such systems will recognize the year 2000 as 1900, not at all, or some year other than 2000. The inability to recognize the proper date can and will cause systems to process information incorrectly, resulting in system failures or other serious business problems.

 Risks

  Although Brio has been committed to ensuring all our systems are year 2000 compliant prior to December 1999, we may experience some operational interruptions due to the year 2000 problem. We may also experience operational difficulties caused by undetected errors or defects in the technology we use in our internal systems. Brio's year 2000 readiness team has developed and is implementing a four phase approach in order to prepare the organization for any interruption which may occur on the advent of the year 2000.

 Assessment Plan

  Brio's year 2000 readiness team developed a plan which consisted of four phases.

  . In phase one, Brio identified and contacted the vendors of all of Brio's internal information systems and non-informational technology systems to determine whether these systems could potentially present a year 2000 problem. Brio requires that all vendors who provide material hardware or software for Brio's information technology systems, or upgrades or replacements of those products, provide assurances of their year 2000 compliance. Brio completed phase one in December 1998.

  . In phase two, Brio will identify mission critical technology systems and proceed to test these systems for their year 2000 compliance. Testing will include automated polling of networked client and server computers, compilation of relevant data regarding the software used by Brio, and a manual review of the compiled data to locate systems which may be vulnerable to year 2000 problems. This phase will also include the establishment of replica systems for critical software and hardware systems, rolling forward the replica date to December 31, 1999, allowing the system to roll over into the year 2000 and observing the results. End users and Brio's year 2000 readiness team will then conduct simulations, and verify and evaluate compliance and test integrated systems for potential failure which might occur. Phase two is scheduled to be completed in September 1999.

  . In phase three, Brio's year 2000 readiness team, working with end users and management, will develop contingency plans for mission-critical technology systems. Phase three is scheduled to be completed in October 1999.

  . In phase four, Brio's year 2000 readiness team, information technology department staff and end users will perform tests and evaluate readiness of mission critical technology systems on December 31, 1999. In order to circumvent system failures resulting from any unanticipated year 2000 failures, all mission critical technology systems must be judged ready for the start of the next business day or the steps outlined in Brio's contingency plans will be initiated.

 Cost

  Brio anticipates that the total cost of the year 2000 program, including the cost of material upgrades, purchase of replica servers, software modifications and related consulting fees, will be approximately $150,000.

 Contingency Plans

  Brio has not yet finalized any contingency plans as a result of its year 2000 readiness program, but will prepare contingency plans upon the conclusion of its assessment of the results of our year 2000 simulation testing and third-party vendor and service provider responses.

               FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Because our plans to achieve profitability in the future require us to grow our work force, improve our infrastructure and acquire and develop new technologies, failure to successfully do so could lower our operating results and cause our stock price to decrease. If we cannot execute our growth strategy, our stock price could decrease. Successfully achieving our growth strategy depends upon the combined company's ability to:

    .  expand, train and manage our work force;

    .  continue to attract, retain and motivate qualified personnel; and

    .  develop or acquire new businesses, products and technologies.

  In addition, if we cannot manage an expanding work force, improve our reporting systems and customer service infrastructure and manage the integration of acquired businesses, products or technologies, we will be unable to continue manage the growth of our operations, which could harm our business and financial results.

Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses of $6.0 million in fiscal 1997, $8.1 million in fiscal 1998 and $887,000 in fiscal 1999. As of March 31, 1999, Brio had stockholders' equity of approximately $29.2 million.

Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if these increased expenses are not accompanied by increased revenues. Brio does not expect to sustain in future periods the same rate of sequential quarterly revenue growth it has experienced in the past. In addition, Brio will likely increase its operating expenses significantly in fiscal 2000. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization, and expects that expenses relating to Brio's litigation with Business Objects, S.A. will increase in future periods. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

  Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the combined company must:

    .  successfully increase the scope of its operations;

    .  respond to competitive developments;

    .  continue to attract, retain and motivate qualified personnel; and

    . continue to commercialize products incorporating advanced technologies.

  Brio may not be able to achieve these goals.

Brio's quarterly operating results will likely fluctuate based on factors beyond our control. Brio has experienced and expects to continue to experience significant fluctuations in quarterly operating results based on a number of factors, many of which are not within its control. Among other things, Brio's operating results have fluctuated in the past due to:

    .  the timing of product enhancements and new product announcements;

    .  the lengthy sales cycle of its products;

    .  market acceptance of and demand for its products;

    .  capital spending patterns of its customers;

    . customer order deferrals in anticipation of enhancements or new products;

    .  its ability to attract and retain key personnel;

    .  the mix of domestic and international sales;

    .  the mix of license and service revenues;

    .  personnel changes; and

    .  changes in the timing and level of operating expenses.

  In addition, the announcement or introduction of new products by Brio or its competitors or any change in industry standards may cause customers to defer or cancel purchases of existing products. Furthermore, the introduction of products with reliability, quality or compatibility problems could result in reduced orders, delays in collecting accounts receivable and additional service costs. Accordingly, Brio's results of operations may also fluctuate in the future due to a number of additional factors, including but not limited to those discussed above, as well as:

    . the number and significance of product enhancements and new product announcements by competitors;

    .  changes in customer buying patterns related to the year 2000 issue;

    .  changes in pricing policies by Brio and its competitors;

    . Brio's ability to develop, introduce and market new and enhanced versions of its products on a timely basis;

    . customer order deferrals in anticipation of enhancements or new products offered by competitors;

    . nonrenewal of service agreements, software defects and other product quality problems;

    .  the mix of direct and indirect sales;

    .  currency fluctuations;

    . costs or damage awards associated with the current litigation between Brio and Business Objects, S.A.; and

    .  general economic conditions.

  Due to these factors, quarterly revenue and operating results are difficult to forecast and may not meet expectations.

Seasonality may affect Brio's results. Brio has experienced seasonality due to customer capital spending patterns and the general summer slowdown in sales. Brio expects to continue to experience seasonality as a result of these factors. This seasonality could materially hurt results of operations, particularly for the quarters ending June 30 or September 30.

If Brio's operating results do not meeting financial analysts' expectations, our stock price may decline. In the future, our reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In that event, Brio's common stock price could be materially reduced.


Because Brio depends on a direct sales force, any failure by Brio to attract and retain adequate sales personnel could slow its sales and increase its expenses, causing significant financial and operational risks. Brio may not be able to attract and retain adequate sales personnel, despite the expenditure of significant resources to do so, and the failure to do so could materially harm its ability to sell its products at expected levels. Because turnover tends to slow sales efforts until replacement personnel can be recruited and trained, failure to retain sales personnel could seriously hamper its business, operating results and financial condition. Competition for personnel with a sufficient level of expertise and experience for direct sales positions is intense, particularly among competitors who may have substantially greater resources than the combined company or greater resources dedicated to hiring direct sales personnel. In addition, Brio has experienced significant turnover of its sales force.


Brio's success depends on key personnel who may not continue to work for it. The loss of the services of any of the key personnel or the inability to attract or retain qualified personnel in the future could harm Brio's business, operating results and financial condition. The success of Brio will depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to retain or replace if they leave Brio. Because competition for qualified personnel is intense, Brio may not be successful in attracting and retaining the personnel it seeks.


  Brio has recently experienced difficulties in hiring highly qualified sales and engineering personnel, and may continue to have difficulty in attracting employees in those categories. Brio has employment contracts with only three members of its executive management personnel. Brio currently maintains "key person" life insurance only on Yorgen Edholm, its President and Chief Executive Officer, and Katherine Glassey, its Executive Vice President, Products and Services and Chief Technology Officer. Brio does not believe its current insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey.

Because the sales cycle for Brio's products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly. Based in part on the lengthy sales cycle for Brio's products, quarterly revenues and operating results could vary significantly in the future. The sales cycle associated with the purchase of Brio's products is typically three to nine months in length and subject to a number of significant risks over which Brio has little or no control, including customers' budgeting constraints and internal acceptance review procedures. Sales transactions may be delayed during the customer acceptance process because Brio must provide a significant level of education to prospective customers regarding the use and benefits of its products. Further, to the extent that potential customers divert resources and attention to issues associated with the year 2000 issue, Brio's sales cycle could be further lengthened. Additionally, the sales cycle for Brio's products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, if Brio's international operations expand, the average sales cycle for its products is expected to lengthen. In addition, Brio anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of those orders could cause material fluctuations in operating results, particularly on a quarterly basis.

Because Brio expects to achieve revenue growth and increased margins through indirect sales channels, Brio's failure to develop and manage indirect sales channels could limit its sales growth and financial performance. Brio may not be able to continue to attract and retain additional indirect channel partners that will be able to market its products effectively and provide timely and cost-effective customer support and services. Brio may not be able to manage conflicts within its indirect channel or that its focus on increasing sales through the indirect channels will not divert management resources and attention from direct sales. In addition, Brio's agreements with indirect channel partners do not restrict the channel partners from distributing competing products, and in many cases may be terminated by either party without cause. The ability of Brio to achieve revenue growth and improved operating margins on product sales in the future will depend in large part upon its success in expanding and maintaining indirect channels worldwide. Indirect channels include value added resellers, resellers and distributors.

  To date, Brio has sold its products principally through its direct sales and service organizations and, to a lesser extent, through the indirect channel. Revenues from Brio's indirect channel were 7% of total revenues for fiscal 1997 and 15% of total revenues for fiscal 1998 and 1999.

  Brio's strategy of acquiring new businesses and technologies involves integration and transaction completion risks. As part of our business strategy, we expect to enter into business combinations and acquisitions. We recently signed an agreement to acquire SQRIBE Technologies Corp., which acquisition is expected to be completed in July 1999. The consummation of this acquisition is subject to certain conditions and approval by SQRIBE stockholders. We expect to record a one-time charge in the second fiscal quarter relating to expenses for such acquisition. Acquisition transactions are accompanied by a number of risks, including:

    . the difficulty of assimilating the operations and personnel of the acquired companies;

    . the potential disruption of our ongoing business and distraction of management;

    . the difficulty of incorporating acquired technology or content and rights into our products;

    . the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

    . the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets;

    .  unanticipated expenses related to technology integration;

    . the maintenance of uniform standards, controls, procedures and policies;

    . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

    . the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

Brio is in a highly competitive industry and some of its competitors may be more successful in attracting and retaining customers. The market in which Brio operates is highly competitive. Brio expects that competition will continue to intensify. Increased competition could result in:

    .  price reductions;

    .  fewer customer orders;

    .  reduced gross margins;

    .  longer sales cycles; and
    .  loss of market share.

  Brio or its competitors may announce enhancements to existing products, or new products embodying new technologies, industry standards or customer requirements that have the potential to supplant or provide lower-cost alternatives to Brio's existing products.

  Current and potential competitors offer a variety of software solutions and generally fall within four categories:

    . vendors of business intelligence software, including Cognos, Business Objects, Hummingbird and Seagate Software;

    . vendors offering alternative approaches to delivering analysis capabilities to users, including Information Advantage and MicroStrategy;

    . database vendors that offer products which operate specifically with their proprietary database, including Microsoft, IBM, and Oracle; and

    . other companies that may in the future announce offerings of enterprise business intelligence solutions.

  These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Brio will compete on the basis of the following factors:

    .  product features;

    .  time to market;

    .  ease of use;

    .  product performance;

    .  product quality;

    .  analytical capabilities;

    .  user scalability;

    .  open architecture;

    .  customer support; and

    .  price.

  Brio's failure to compete favorably in these areas could limit its ability to attract and retain customers, which could have a material adverse affect on our results of operations.

  Market consolidation may create more formidable competitors. Alliances among current and new competitors may emerge and rapidly gain significant market share. The failure of Brio to compete successfully against current and future competitors could materially harm its business, operating results and financial condition by driving down prices and reducing revenue growth. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Current or future indirect channel partners of Brio may establish cooperative relationships with current or potential competitors, thereby limiting Brio's ability to sell its products through particular distribution channels. Such competition could have a material adverse effect on Brio's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on favorable terms. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on its revenues, profitability and business condition.


  Brio's litigation with Business Objects, S.A. could result in substantial expense to Brio and a significant diversion of effort by its management and technical personnel. In addition, if the outcome of this litigation is unfavorable, Brio may be required to pay damages and be enjoined from selling its products or required to obtain a license or modify its products to continue to sell them. Brio's pending litigation with Business Objects, S.A. could result in substantial expense to Brio and significant diversion of effort by its technical and management personnel.


  Business Object, S.A.'s complaint seeks injunctive relief and unspecified monetary damages, and Business Objects, S.A. is expected to seek lost profits and/or equivalent royalties. The complaint also alleges willful infringement, and seeks treble damages, costs and attorneys' fees.

  Litigation is subject to inherent uncertainties, especially in cases like this where complex technical issues must be decided. Brio's defense of this litigation, regardless of the merits or lack of merit of the complaint, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon Brio's business, operating results and financial condition. Brio may not prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the claims have been construed by the court.

  In the event Brio is unsuccessful in the litigation, it may be required to pay damages to Business Objects and could be prohibited from marketing its BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products without a license, which may not be available on acceptable terms. If Brio is unable to obtain a license, it may be required to license a substitute technology or redesign to its products to avoid infringement, in which case its business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of Brio's revenues in fiscal 1996 and a majority of its revenues in fiscal 1997 and fiscal 1998. For more information regarding Brio's litigation with Business Objects S.A., see "Information Regarding Brio--Business of Brio; Legal Proceedings."

  Brio's plans to expand internationally expose Brio to risks related to managing international operations, currency exchange rates, tariffs and other difficulties related to foreign operations. A key component of Brio's strategy is its planned expansion into additional international markets. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, Brio's business, operating results and financial condition could be materially harmed. In addition to the uncertainty as to Brio's ability to expand its international presence, there are risks inherent in doing business on an international level, including:


    . technical difficulties associated with product localization in foreign countries;

    .  increased difficulty in controlling operating expenses;

    .  unexpected changes in regulatory requirements;

    .  tariffs and other trade barriers;

    .  difficulties in staffing and managing foreign operations;

    .  longer payment cycles;

    .  problems in collecting accounts receivable;

    .  political instability;

    .  fluctuations in currency exchange rates;

    . seasonal reductions in business activity during the summer months in Europe; and

    .  potentially adverse tax consequences.

  Each of these factors could adversely impact the success of Brio's international operations and, consequently, on Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $131,000 in fiscal 1998 and approximately $127,000 in fiscal 1999.

  Brio's future success will depend upon successful product development in the face of changing customer requirements and rapid technological change. Brio's failure to develop and introduce new products and product enhancements on a timely basis that meet changing customer requirements and technological changes could result in reduced demand for or market acceptance of Brio's products, which could hurt Brio's business, operating results and financial condition. Brio's products incorporate a number of advanced technologies, including proprietary data analysis engines, a distributed architecture, as well as Web access and delivery technology. Brio may be required to change and improve its products in response to changes in operating systems, applications, networking and connectivity software, computer and communications hardware, programming tools and computer language technology.

  Brio may not successfully respond to changing technology, identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner. In the past Brio has experienced delays in software development. In particular, development efforts in the UNIX server environment are complex, and in the past Brio has encountered delays in developing products for this environment. Brio may experience delays in connection with current or future product development activities.

  Because Brio's future success will depend upon successful product development in the face of evolving industry standards, failure to introduce new products could hurt its growth and profitability. Brio's failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards could delay or hinder demand for or market acceptance of its products, which could hurt Brio's growth and profitability.

  The market may not accept Brio's products, which would reduce revenues, growth and profitability. Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for enterprise business intelligence products to develop, or failure of enterprise-wide implementations of Brio's products to achieve broad market acceptance, could materially harm Brio's business, operating results and financial condition. To date, Brio's selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide business intelligence solutions or of its products and capabilities, nor have most companies deployed business intelligence solutions on an enterprise-wide basis. Brio's efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for enterprise business intelligence or acceptance of Brio's products.

  The year 2000 problem could cause Brio's software products to malfunction and Brio's customers to cease their purchasing of Brio's products. Brio's computer systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. Brio relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, networks and telecommunications equipment. Brio also relies, directly and indirectly, on external systems of business enterprises including customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. Brio has not fully identified the impact of the year 2000 issue on its internal systems or whether it can resolve these issues without disruption of its business and without incurring significant expense.

  In addition, even if Brio's internal systems are not materially affected by the year 2000 issue, Brio could be affected through disruption in the operation of the enterprises with which it interacts. Furthermore, Brio believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or patch their current software systems to comply with year 2000 requirements. These expenditures may result in reduced funds available to purchase software products like those offered by Brio, which could have a material adverse effect on Brio's business, operating results and financial condition.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of the year 2000 problem on Brio's operations.

  Product defects could adversely affect Brio's operating results. As a result of their complexity, Brio's software products may contain undetected errors, failures or viruses. Brio or its customers may discover errors in new products or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to Brio's reputation, which could have a material adverse effect upon Brio's business, operating results and financial condition. Further, Brio's license agreements with customers typically contain provisions designed to limit Brio's exposure for potential claims based on errors or malfunctions of Brio's products.

  The limitation of liability provisions contained in Brio's license agreements may not be effective under the laws of all jurisdictions. Brio's sale and support of its products entails the risk of warranty claims, and Brio's insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against Brio could have a material adverse effect on its business, operating results and financial condition.

  Brio has no issued patents, and its intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's failure to protect its proprietary rights may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent application. This patent application may not result in the issuance of a patent. Even if a patent is issued, it may be invalidated, circumvented or challenged, and the rights granted under the patent, if any, may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around any patent that Brio may come to own.

  Despite Brio's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Brio's products or to obtain and use information that Brio regards as proprietary. Policing unauthorized use of Brio's products is difficult, and while Brio is unable to determine the extent to which piracy of its software products exists, Brio expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the U.S. Brio's means of protecting its proprietary rights in the U.S. or abroad may not be adequate, and competitors may independently develop similar technology.

Investment Risks

  Brio's common stock has a limited trading history and a volatile price. There has only been a public market for Brio's common stock since April 30, 1998, and an active public market may not continue. The market price of the shares of Brio's common stock is likely to be highly volatile and may be significantly affected by a number of factors, including:


    . actual or anticipated fluctuations in our operating results; announcement of business partnerships;

    . technological innovations or new product introductions by us or our competitors;

    . changes of estimates of our future operating results by securities analysts;

    .  developments with respect to copyrights or proprietary rights; or

    .  general market conditions.

  In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of Brio's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation may occur in the future with respect to Brio, and could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Brio's business, operating results and financial condition.

  Anti-takeover provisions may adversely effect Brio's stock price and make it more difficult for a third party to acquire Brio. Provisions of Brio's charter documents may have the effect of delaying or preventing a change in control of Brio or its management, which could have a material adverse effect on the market price of Brio common stock. These include provisions:


    . relating to a classified board of directors and provisions eliminating cumulative voting;

    . eliminating the ability of stockholders to take actions by written consent; and

    . limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

  In addition, the Brio board of directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of Brio common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that Brio may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Brio's outstanding voting stock, thereby delaying, deferring or preventing a change in control of Brio. Brio has no present plan to issue shares of preferred stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of March 31, 1999, Brio had $18.6 million of cash and cash equivalents with a weighted average variable rate of 4.2% and $13.9 million of short-term investments with a weighted average variable rate of 5.1%.

  Brio mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

  Brio has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. Brio currently has not short-term or long-term debt outstanding.

  Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At March 31, 1999 there were no outstanding foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data

                             BRIO TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................  35
Consolidated Balance Sheets.................................................  36
Consolidated Statements of Operations.......................................  37
Consolidated Statements of Stockholders' Equity (Deficit)...................  38
Consolidated Statements of Cash Flows.......................................  40
Notes to Consolidated Financial Statements..................................  41

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Brio Technology, Inc.:

  We have audited the accompanying consolidated balance sheets of Brio Technology, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of Brio's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brio Technology, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
April 19, 1999

                             BRIO TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents................................ $ 18,587  $  2,647
  Short-term investments...................................   13,862       --
  Accounts receivable, net of allowance of $682 and $551...    7,875     6,508
  Inventories..............................................      376       361
  Prepaid expenses and other current assets................    1,287       958
                                                            --------  --------
      Total current assets.................................   41,987    10,474
Property and Equipment, net................................    4,130     3,127
Other Assets...............................................      937       485
                                                            --------  --------
                                                            $ 47,054   $14,086
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes payable...................... $    --   $  3,248
  Accounts payable.........................................    1,778     2,140
  Accrued liabilities--
    Payroll and related benefits...........................    3,353     1,422
    Other..................................................    2,460       918
  Deferred revenue, current................................    9,071     6,656
                                                            --------  --------
      Total current liabilities............................   16,662    14,384
Notes Payable, net of current maturities...................      --        189
Noncurrent Deferred Revenue................................    1,200     1,321
Other Noncurrent Liabilities...............................       37        46
                                                            --------  --------
      Total liabilities....................................   17,899    15,940
                                                            --------  --------
Commitments and Contingencies (Notes 5 and 8)
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value, aggregate
   liquidation
   preference of $15,850 at March 31, 1998:
   Authorized--None at March 31, 1999 and 5,625,000 shares
   at March 31, 1998
   Issued and outstanding--5,466,172 at March 31, 1998.....      --        --
  Preferred stock, $0.001 par value:
   2,000,000 shares authorized at March 31, 1999, none
   issued and outstanding..................................      --        --
  Common stock, $0.001 par value:
   Authorized--60,000,000 shares at March 31, 1999
   Issued and outstanding--14,600,425 at March 31, 1999,
   and 5,762,725 at March 31, 1998.........................       15         6
  Additional paid-in capital...............................   48,348    16,780
  Notes receivable from stockholders.......................     (217)     (292)
  Deferred compensation....................................     (268)     (459)
  Accumulated components of comprehensive loss.............       33       (20)
  Accumulated deficit......................................  (18,756)  (17,869)
                                                            --------  --------
      Total stockholders' equity (deficit).................   29,155    (1,854)
                                                            --------  --------
                                                            $ 47,054  $ 14,086
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      Years Ended March 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Revenues:
  License fees...................................... $34,247  $19,795  $10,328
  Services..........................................  12,277    6,977    3,058
                                                     -------  -------  -------
    Total revenues..................................  46,524   26,772   13,386
                                                     -------  -------  -------
Cost of revenues:
  License fees......................................   1,517    1,008      839
  Services..........................................   5,425    2,595      817
                                                     -------  -------  -------
    Total cost of revenues..........................   6,942    3,603    1,656
                                                     -------  -------  -------
Gross profit........................................  39,582   23,169   11,730
                                                     -------  -------  -------
Operating expenses:
  Research and development..........................   7,180    5,218    2,447
  Sales and marketing...............................  27,598   22,728   13,588
  General and administrative........................   4,825    2,954    1,685
  In-process research and development...............   1,653      --       --
                                                     -------  -------  -------
    Total operating expenses........................  41,256   30,900   17,720
                                                     -------  -------  -------
Loss from operations................................  (1,674)  (7,731)  (5,990)
Interest and other income (expense), net............   1,084     (341)      25
                                                     -------  -------  -------
Net loss before income taxes........................    (590)  (8,072)  (5,965)
Income taxes........................................    (297)     --       --
                                                     -------  -------  -------
Net loss............................................ $  (887) $(8,072) $(5,965)
                                                     =======  =======  =======
Basic net loss per share............................ $ (0.06) $ (1.41) $ (1.14)
                                                     =======  =======  =======
Shares used in computing basic net loss per share...  13,709    5,724    5,218
                                                     =======  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                      Convertible
                          Compre-   Preferred Stock     Common Stock     Additional
                          hensive  ------------------ ------------------  Paid-in
                           Loss      Shares    Amount   Shares    Amount  Capital
                          -------  ----------  ------ ----------  ------ ----------
BALANCE, MARCH 31,
 1996...................            2,496,756   $--    5,021,392   $ 5    $ 3,927
 Issuance of Series B
  preferred stock, net..            2,117,147    --          --    --       5,993
 Exercise of common
  stock options for
  cash..................                  --     --      112,435   --          67
 Exercise of common
  stock options for
  notes receivable......                  --     --      553,500     1        331
 Repurchase of
  restricted shares.....                  --     --      (30,417)  --         (18)
 Net loss...............  $(5,965)        --     --          --    --         --
 Cumulative translation
  adjustment............      (62)        --     --          --    --         --
                          -------  ----------   ----  ----------   ---    -------
                          $(6,027)
                          =======
BALANCE, MARCH 31,
 1997...................            4,613,903    --    5,656,910     6     10,300
 Issuance of Series C
  preferred stock, net..              852,269    --          --    --       5,844
 Exercise of common
  stock options for
  cash..................                  --     --       47,594   --          37
 Exercise of common
  stock options for
  notes receivable......                  --     --       57,701   --          35
 Exercise of common
  stock warrant for
  cash..................                  --     --       10,000   --           6
 Repurchase of
  restricted shares.....                  --     --       (9,480)  --          (6)
 Repayment of notes
  receivable from
  stockholders..........                  --     --          --    --         --
 Deferred compensation..                  --     --          --    --         580
 Amortization of
  deferred
  compensation..........                  --     --          --    --         --
 Termination of shares
  granted under
  incentive stock
  plans.................                  --     --          --    --         (16)
 Net loss...............  $(8,072)        --     --          --    --         --
 Cumulative translation
  adjustment............       42         --     --          --    --         --
                          -------  ----------   ----  ----------   ---    -------
                          $(8,030)
                          =======
BALANCE, MARCH 31,
 1998...................            5,466,172    --    5,762,725     6     16,780
 Conversion of preferred
  stock to common
  stock.................           (5,466,172)   --    5,466,172     6         (6)
 Exercise of common
  stock options for
  cash..................                  --     --      201,936   --         352
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........                  --     --      105,137   --         737
 Issuance of common
  stock during initial
  public offering, net..                  --     --    3,085,000     3     30,421
 Repurchase of
  restricted shares.....                  --     --      (20,545)  --         (16)
 Repayment of notes
  receivable from
  stockholders..........                  --     --          --    --         --
 Amortization of
  deferred
  compensation..........                  --     --          --    --         --
 Termination of shares
  granted under
  incentive stock
  plans.................                  --     --          --    --         (62)
 Income tax benefit from
  stock options
  exercised.............                  --     --          --    --         142
 Net loss...............     (887)        --     --          --    --         --
 Cumulative translation
  adjustment............       52         --     --          --    --         --
 Unrealized gain on
  investments...........        1         --     --          --    --         --
                          -------  ----------         ----------          -------
                          $  (834)
                          =======
BALANCE, MARCH 31,
 1999...................                  --    $--   14,600,425   $15    $48,348
                                   ==========         ==========          =======

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                            Notes
                          Receivable           Accumulated                Total
                             From    Deferred Components of Accumu-   Stockholders'
                            Stock-   Compen-  Comprehensive  lated       Equity
                           holders    sation      Loss      Deficit     (Deficit)
                          ---------- -------- ------------- --------  -------------
BALANCE, MARCH 31,
 1996...................    $ --      $ --         $--      $ (3,832)    $   100
 Issuance of Series B
  preferred stock, net..      --        --         --            --        5,993
 Exercise of common
  stock options for
  cash..................      --        --         --            --           67
 Exercise of common
  stock options for
  notes receivable......     (332)      --         --            --          --
 Repurchase of
  restricted shares.....       18       --         --            --          --
 Net loss...............      --        --         --         (5,965)     (5,965)
 Cumulative translation
  adjustment............      --        --         (62)          --          (62)
                            -----     -----        ---      --------     -------

BALANCE, MARCH 31,
 1997...................     (314)      --         (62)       (9,797)        133
 Issuance of Series C
  preferred stock, net..      --        --         --            --        5,844
 Exercise of common
  stock options for
  cash..................      --        --         --            "97          37
 Exercise of common
  stock options for
  notes receivable......      (35)      --         --            --          --
 Exercise of common
  stock warrant for
  cash..................      --        --         --              7           6
 Repurchase of
  restricted shares.....      --        --         --            --           (6)
 Repayment of notes
  receivable from
  stockholders..........       57       --         --            --           57
 Deferred compensation..      --       (580)       --            --          --
 Amortization of
  deferred
  compensation..........      --        105        --            --          105
 Termination of shares
  granted under
  incentive stock
  plans.................      --         16        --            --          --
 Net loss...............      --        --         --         (8,072)     (8,072)
 Cumulative translation
  adjustment............      --        --          42           --           42
                            -----     -----        ---      --------     -------

BALANCE, MARCH 31,
 1998...................     (292)     (459)       (20)      (17,869)     (1,854)
 Conversion of preferred
  stock to common
  stock.................      --        --         --            --          --
 Exercise of common
  stock options for
  cash..................      --        --         --            --          352
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........      --        --         --            --          737
 Issuance of common
  stock during initial
  public offering, net..      --        --         --            --       30,424
 Repurchase of
  restricted shares.....       16       --         --            --          --
 Repayment of notes
  receivable from
  stockholders..........       59       --         --            --           59
 Amortization of
  deferred
  compensation..........      --        129        --            --          129
 Termination of shares
  granted under
  incentive stock
  plans.................      --         62        --            --          --
 Income tax benefit from
  stock options
  exercised.............      --        --         --            --          142
 Net loss...............      --        --         --           (887)       (887)
 Cumulative translation
  adjustment............      --        --          52           --           52
 Unrealized gain on
  investments...........      --        --           1           --            1
                                      -----        ---      --------     -------

BALANCE, MARCH 31,
 1999...................    $(217)    $(268)       $33      $(18,756)    $29,155
                                      =====        ===      ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended March 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Cash Flows from Operating Activities:
Net loss.......................................... $   (887) $(8,072) $(5,965)
Adjustments to reconcile net loss to cash (used
 in) provided by operating activities--
  Depreciation and amortization...................    1,299      673      298
  In-process research and development.............    1,653      --       --
  Loss on disposal of property and equipment......       48      --       --
  Provision for returns and doubtful accounts.....      390      469      346
  Deferred compensation amortization..............      129      105      --
Changes in operating assets and liabilities, net
 of acquired business--
  Accounts receivable.............................   (1,757)  (1,833)  (3,213)
  Inventories.....................................      (15)    (257)      48
  Prepaid expenses and other assets...............     (303)    (794)    (571)
  Accounts payable and accrued liabilities........    3,198      997    2,790
  Deferred revenue................................    2,294    4,916    1,533
                                                   --------  -------  -------
    Cash (used in) provided by operating
     activities...................................    6,049   (3,796)  (4,734)
                                                   --------  -------  -------
Cash Flows from Investing Activities:
Purchases of property and equipment...............   (2,232)  (1,702)  (1,883)
Purchases of short-term investments...............  (15,494)     --       --
Sales of short-term investments...................    1,633      --       --
Acquisition of business, net of cash acquired.....   (2,203)     --       --
Cash payment for DataBasics acquisition...........      --       --       (95)
                                                   --------  -------  -------
    Cash used in investing activities.............  (18,296)  (1,702)  (1,978)
                                                   --------  -------  -------
Cash Flows from Financing Activities:
Proceeds from notes payable.......................      --     4,950    2,093
Repayments under notes payable....................   (3,437)  (3,675)  (1,035)
Proceeds from issuance of preferred stock, net....      --     5,844    5,993
Proceeds from issuance of common stock, net.......   31,513       37       67
Proceeds from repayment of notes receivable from
 stockholders.....................................       59      457      --
Issuance of note to stockholder...................      --      (400)     --
                                                   --------  -------  -------
    Net cash provided by financing activities.....   28,135    7,213    7,118
                                                   --------  -------  -------
Net increase in cash and cash equivalents.........   15,888    1,715      406
Effect of exchange rate changes on cash...........       52       42      (62)
Cash and cash equivalents, beginning of period....    2,647      890      546
                                                   --------  -------  -------
Cash and cash equivalents, end of period.......... $ 18,587  $ 2,647  $   890
                                                   ========  =======  =======
Supplemental disclosure of cash flow information:
    Cash paid for interest........................ $     16  $   144  $    54
                                                   ========  =======  =======
    Cash paid for income taxes.................... $    297      --       --
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999

1. ORGANIZATION AND OPERATIONS:

  Brio Technology, Inc. (Brio), was incorporated in California in 1989 and reincorporated in Delaware in April 1998 (see Note 7). Brio designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. Brio's products and services are designed to allow organizations to quickly deploy and effectively manage business intelligence solutions incorporating the wide range of available corporate data sources, including data marts, data warehouses, operational data stores, enterprise applications and legacy applications.

  Brio is subject to a number of risks associated with companies in a similar stage of development, including rapid technological growth, dependence on key personnel and the sales force, litigation (see Note 8), potential competition from larger, more established companies, dependence on product development, the ability to penetrate the market with its products and the ability to obtain adequate financing to support its growth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The consolidated financial statements include the accounts of Brio and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

 Foreign Currency Translation

  The functional currency of Brio's subsidiaries is the local currency. Accordingly, Brio applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included in accumulated components of comprehensive loss in stockholders' equity (deficit) in the accompanying consolidated financial statements. Transaction gains and losses, which have not been material to date, are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

 Cash and Cash Equivalents

  Brio considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 1998 and 1999, Brio held its cash in checking and money market accounts.

 Short-Term Investments

  Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. All of Brio's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated components of comprehensive loss in stockholders' equity (deficit) in the accompanying consolidated financial statements. The fair value of Brio's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included

                             BRIO TECHNOLOGY, INC.

in interest and other income (expense), net, in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

  A summary of the fair value of Brio's available-for-sale investment portfolio follows (in thousands):

                                                                  March 31, 1999
                                                                  --------------
      Corporate debt securities and commercial paper.............    $14,040
      Government debt securities.................................      8,631
                                                                     -------
        Total....................................................     22,671
      Less: Cash equivalents.....................................      8,809
                                                                     -------
        Total short-term investments.............................    $13,862
                                                                     =======

  There were no investments in debt and equity securities at March 31, 1998.

 Inventories

  Brio's inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory consists principally of completed software packages including media and documentation.

 Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

  Property and equipment consists of the following (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Computer equipment and software......................... $ 4,287  $ 2,999
      Furniture and fixtures..................................   1,880    1,156
      Leasehold improvements..................................     240      175
                                                               -------  -------
                                                                 6,407    4,330
      Less: Accumulated depreciation and amortization.........  (2,277)  (1,203)
                                                               -------  -------
                                                               $ 4,130  $ 3,127
                                                               =======  =======

 Revenue Recognition

  Effective April 1, 1998, Brio adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on Brio's consolidated financial position or the timing of Brio's revenue recognition, or cause changes to its revenue recognition policy.

  Brio's revenues are derived from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting.

                             BRIO TECHNOLOGY, INC.

  Revenues from license fees are recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. Allowances are established for potential product returns and credit losses. In instances where payments are subject to extended payment terms, and the fee is not fixed or determinable, revenue is deferred until payments become due. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months. If maintenance is included in an arrangement which includes a license agreement, amounts related to maintenance are unbundled from the license fee based on vendor specific objective evidence. Consulting and training revenue is recognized when the services are performed.

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

 Software Development Costs

  Under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. Amounts that could have been capitalized under this Statement were insignificant and, therefore, no costs have been capitalized to date.

 Comprehensive Loss

  In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by Brio in the quarter ended June 30, 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the statement of operations or to create a new financial statement that has the new measure of income on it. "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected in equity instead. Brio has reported the components of comprehensive loss on its consolidated statements of stockholders' equity (deficit).

 Computation of Basic Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. Potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are

                             BRIO TECHNOLOGY, INC.

antidilutive. Potential common shares of 1,688,919, using the treasury stock method, were not included in the computation of diluted net loss per share for the year ended March 31, 1999, because Brio incurred a loss in this period and, therefore, the effect would be antidilutive.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for Brio's fiscal year beginning April 1, 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Brio is organized and operates as one operating segment: the design, development, marketing and support of a suite of business intelligence software solutions. Brio sells its products domestically and internationally. See Note 4 regarding international sales.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

3. ACQUISITIONS:

  On February 23, 1999, Brio entered into a definitive merger agreement with SQRIBE Technologies Corp. Under the terms of the agreement, upon closing of the transaction, Brio stockholders will hold approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%. The transaction will be accounted for as a pooling of interests.

  In October 1998, Brio acquired all of the outstanding stock of MerlinSoft, Inc. (MerlinSoft), a California corporation, for cash. The total purchase price was $2.2 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $2.3 million were acquired. The results of operations of MerlinSoft and the estimated fair value of the assets acquired and liabilities assumed are included in Brio's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over three years. While Brio relied upon an third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. Management estimates that $1.7 million of the purchased intangibles represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. The excess of the purchase price over identified assets was approximately $600,000.

  The purchased in-process research and development consisted of two projects. Both of these projects are aimed at the delivery of timely, in-depth, sophisticated analytical applications. The first product will provide data models for analyses in specific industries and functional areas, metric libraries, a web-based client, and the ability for business users to manage application components ("Analysis Product"). The second product will include in-depth modeling features for margin analysis, what-if scenarios to determine the impact of various decisions and parameters ("Modeling Product"). The research and development costs incurred by MerlinSoft in the development of the Analysis Product were approximately $4,000 in 1997 and approximately $298,000 in 1998. The research and development costs incurred by MerlinSoft in the development of the Modeling Product were approximately $34,000 in 1998. At the date of acquisition, the research and development costs to complete the Analysis Product were estimated by MerlinSoft to be approximately $855,000 in fiscal 1999 and 2000. At the date of acquisition, the research and development costs to complete the Modeling Product project were estimated

                             BRIO TECHNOLOGY, INC.

by MerlinSoft to be approximately $933,000 in fiscal 1999 and 2000. Management believes it is on schedule with the analysis and Modeling Products and expects successful completion of the projects.

  If these projects are not successfully developed, business, operating results, and financial condition of Brio may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Comparative pro forma information has not been presented as the operations of MerlinSoft were not material to Brio's consolidated financial statements.

  On July 1, 1996, Brio purchased DataBasics, one of Brio's distributors in Australia, for $95,000 in cash. The acquisition was accounted for as a purchase and resulted in goodwill of $60,000 that is being amortized over a five year period. DataBasics was renamed Brio Technology Pty. Ltd., and is now a wholly-owned subsidiary of Brio. Sales to DataBasics for the year ended March 31, 1996 were $121,000. Comparative pro forma information related to this acquisition has not been presented as the prior operations of the acquired company were immaterial.

  On April 1, 1996, Brio purchased Brio Technology Ltd. from Management Decisions (MD), one of Brio's distributors in the United Kingdom. Brio paid a nominal value for the outstanding stock and operations of Brio Technology Ltd., and the acquisition was accounted for as a purchase. No goodwill resulted from this acquisition. Brio Technology Ltd. is now a wholly-owned subsidiary of Brio. Sales to MD for the year ended March 31, 1996 were $39,100. Comparative pro forma information related to this acquisition has not been presented as the prior operations of the acquired company were immaterial.

4. SIGNIFICANT CONCENTRATIONS:

  Financial instruments that potentially subject Brio to concentrations of credit risk consist principally of accounts receivable. Brio performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

  Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Revenues by geographic area were as follows:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
      United States and Canada................................... 82%  81%  86%
      Europe, the Middle East and Africa......................... 10%  13%   9%
      Asia Pacific and the rest of the world.....................  7%   6%   5%

  No one country in either of these areas comprised more than 10% of total revenues for fiscal 1999, 1998 and 1997. None of Brio's international operations have material items of long-lived assets.

                             BRIO TECHNOLOGY, INC.

5. COMMITMENTS:

  Brio leases various facilities under operating leases which expire on various dates through October 2003. Brio also leases office equipment under various non-cancelable operating leases with terms which expire through March 2003. Future minimum lease payments relating to these agreements as of March 31, 1999, are as follows (in thousands):

           Fiscal Year
           -----------
           2000....................................... $1,733
           2001.......................................    632
           2002.......................................    548
           2003.......................................    447
           2004.......................................    256
                                                       ------
                                                       $3,616
                                                       ======

  Rent expense for the years ending March 31, 1999, 1998 and 1997 was $2,288,000, $1,533,000 and $798,000, respectively.

6. NOTES PAYABLE:

  At March 31, 1999, Brio had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (7.75% at March 31, 1999). At March 31, 1999, no amounts were outstanding under these arrangements. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment. This line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio, and minimum tangible net worth. The line expires on December 1, 1999.

7. COMMON STOCK:

  In February 1998, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with a proposed Initial Public Offering (IPO). On May 1, 1998, the offering was consummated and all of the currently outstanding convertible preferred stock converted to 5,466,172 shares of common stock upon the closing of the IPO.

  In April 1998, Brio's board of directors approved a one-for-two reverse stock split of its preferred and common stock. All preferred stock, common stock and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

  In April 1998, Brio's board of directors approved the reincorporation of Brio in Delaware in connection with Brio's IPO which was consummated May 1, 1998. Upon reincorporation, Brio issued new shares with a par value of $0.001 per share to all preferred and common stockholders.

  As of March 31, 1999, Brio had reserved shares of its common stock for future issuance as follows:

      Employee stock purchase plan....................................   619,441
      Exercise of stock options....................................... 4,032,542
                                                                       ---------
        Total shares reserved......................................... 4,651,983
                                                                       =========

                             BRIO TECHNOLOGY, INC.

  During fiscal 1997, certain employees funded the purchase of common stock under the 1992 Stock Option Plan with fully secured notes payable to Brio.

 Stock Options

  Through March 31, 1999, Brio had reserved 1,158,467 shares of common stock for issuance under the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years.

  Brio's 1998 Stock Option Plan (the "1998 Plan") was adopted by Brio's Board of Directors in February 1998. A total of 2,250,000 shares of common stock have been reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio's fiscal year through April 1, 2003, by the lesser of 600,000 or three percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of Brio's common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

  Brio's 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by Brio's Board of Directors in February 1998. A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan. Through March 31, 1999, 35,000 options were granted under the Directors' Stock Option Plan. The Directors' Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Brio subsequent to the initial public offering (the "First Option"), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future non-employee directors of Brio if, on such date, the director has served on the board for at least six months (the "Subsequent Option"). The exercise price per share of all options granted under the Directors' Plan will equal the fair market value of a share of Brio's common stock on the date of grant of the option. Options issued under the Directors' Plan will have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

                             BRIO TECHNOLOGY, INC.

  Option activity under the Plans is as follows:

                                                                        Weighted
                                                  Shares                Average
                                                Available     Options   Exercise
                                                for Grant   Outstanding  Price
                                                ----------  ----------- --------
Outstanding--March 31, 1996                        991,352     667,047   $ 0.60
  Authorized...................................    400,000         --       --
  Restricted shares repurchased................     30,417         --       --
  Options granted..............................   (939,521)    939,521     0.72
  Options exercised............................        --     (665,935)    0.60
  Options canceled.............................     93,594     (93,594)    0.62
                                                ----------   ---------
Outstanding--March 31, 1997....................    575,842     847,039     0.74
  Restricted shares repurchased................      9,480         --       --
  Options granted..............................   (723,847)    723,847     3.08
  Options exercised............................        --     (105,295)    0.67
  Options canceled.............................    263,317    (263,317)    1.28
                                                ----------   ---------
Outstanding--March 31, 1998....................    124,792   1,202,274     2.03
  Authorized...................................  2,886,867         --       --
  Restricted shares repurchased................     20,545         --       --
  Options granted.............................. (1,504,035)  1,504,035    10.73
  Options exercised............................        --     (201,936)    1.77
  Options canceled.............................    241,246    (241,246)    5.60
                                                ----------   ---------
Outstanding--March 31, 1999....................  1,769,415   2,263,127   $ 7.46
                                                ==========   =========   ======

  Certain unvested options have been exercised and are subject to repurchase by Brio until such shares vest. As of March 31, 1999, 60,051 shares were subject to the right of repurchase at an exercise price of $0.60 per share.

  A summary of options outstanding and exercisable as of March 31, 1999, is as follows:

                                             As of March 31, 1999
                             ----------------------------------------------------
                                   Options Outstanding       Options Exercisable
                             ------------------------------- --------------------
                                                    Weighted             Weighted
  Range of                               Average    Average              Average
 Cntractualo                  Number   Contractual  Exercise   Number    Exercise
   Prices                     Options  Life (years)  Price   Exercisable  Price
-----------                  --------- ------------ -------- ----------- --------
  $ 0.60-$ 1.20.............   602,347     2.79      $ 0.91    305,805    $ 0.87
  $ 2.00-$ 6.00.............   225,420     3.54        3.78     72,950      3.59
  $ 7.38-$ 8.00.............   668,838     4.35        7.99     83,316      8.00
  $ 8.06-$12.38.............   393,100     4.77        9.95      2,401      9.19
  $12.56-$24.50.............   358,422     4.59       16.31     24,706     12.91
         $25.56.............    15,000     4.80       25.56        --        --
                             ---------     ----      ------    -------    ------
  $ 0.60-$25.56............. 2,263,127     3.97      $ 7.46    489,178    $ 3.14
                             =========                         =======

  Brio's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by Brio's Board of Directors in February 1998. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio's fiscal year through April 1, 2000, by the lesser of 300,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of Brio's common stock on the first day or the last day of each six-month offering period.

                             BRIO TECHNOLOGY, INC.

  Brio accounts for its stock option and employee stock purchase plans (the "Plans") under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for these Plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," Brio's net loss would have increased to the following pro forma amounts (in thousands, except per share information):

                                                       Years Ended March 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
      Net loss:
        As reported.................................. $  (887) $(8,072) $(5,965)
        Pro forma.................................... $(2,570) $(8,154) $(5,988)
      Basic net loss per share:
        As reported.................................. $ (0.06) $ (1.41) $ (1.14)
        Pro forma.................................... $ (0.19) $ (1.42) $ (1.15)

  The weighted average grant date fair value of options granted during fiscal 1999, 1998 and 1997, was $7.13, $0.64 and $0.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1997: risk-free interest rates ranging from 5.2 to 6.7 percent; expected dividend yields of zero percent; expected lives of 3 to 4 years from the grant date; and expected volatility of 0.01 percent. In 1999, the assumptions were: risk-free interest rates ranging from 4.33 to 5.73 percent; expected dividend yield of zero percent; expected lives of 3.24 years from the grant date; and expected volatility of 100.9%.

  During fiscal 1999, Brio issued 105,137 shares under the Purchase Plan. The weighted average grant date fair value of each purchase right issued under the Purchase Plan during fiscal 1999 was $4.76. The fair value of the purchase rights granted in fiscal 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.24%; expected dividend yield of zero percent; expected life of one-half year; and expected volatility of 100.9%.

 Deferred Compensation

  In connection with the granting of 1,369,368 stock options to employees during the fiscal year ended March 31, 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholder's equity (deficit) and amortized ratably over the vesting period of the applicable options. Approximately $129,000 and $105,000 was expensed during the fiscal year ended March 31, 1999 and 1998, respectively, and the balance will be expensed ratably over the next three years as the options vest.

8. CONTINGENCIES:

  On January 20, 1997, Business Objects, S.A. filed a complaint (the "Complaint") against Brio in the U.S. District Court for the Northern District of California in San Jose, California alleging that certain of Brio's products infringe U.S. Patent No. 5,555,403. The Complaint seeks injunctive relief and unspecified monetary damages. In April 1997, Brio filed an answer and affirmative defenses to the Complaint, denying certain of the allegations in the Complaint, and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. Based on the advice of Brio's patent counsel, Brio believes that it has meritorious defenses to the claims made in the Complaint on both invalidity and non-

                             BRIO TECHNOLOGY, INC.

infringement grounds, and intends to defend the suit vigorously. A claims construction hearing was held on April 5, 1999. At the hearing, the court set the trial date for September 13, 1999. The court also issued its claims construction ruling on April 6, 1999. Brio and Business Objects, S.A. are currently conducting discovery. The pending litigation could result in substantial expense to Brio and significant diversion of effort by Brio's technical and management personnel. Litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues must be decided. Brio's defense of this litigation, regardless of the merits of the Complaint or lack thereof, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon Brio's business, operating results and financial condition. There can be no assurance that Brio will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event Brio is unsuccessful in the litigation, Brio may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing certain of its products without a license, which license may not be available on acceptable terms. If Brio is unable to obtain such a license, Brio may be required to license a substitute technology or redesign to avoid infringement, in which case Brio's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented a majority of Brio's revenues in fiscal 1997 and fiscal 1998 and a significant portion of Brio's revenues in fiscal 1999. Given the early stages of discovery in this matter, Brio is unable to estimate the likelihood that they will prevail in this matter or amount of loss, if any, which may be incurred as a result of the Complaint.

9. INCOME TAXES:

  Brio accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in Brio's financial statements. Deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

  The provision for income taxes of $297,000 in fiscal 1999 consisted of Federal and state alternative minimum taxes, as the Company utilized net operating loss carryforwards to offset current income taxes generated from domestic operations.

  The provision for income taxes differs from the statutory U.S. Federal income tax rate primarily due to state taxes, the utilization of net operating loss carryforwards, alternative minimum taxes, net change in the valuation allowance and foreign losses for which no tax benefit has been provided.

  Brio had a net deferred tax asset at March 31, 1999 and 1998 as follows (in thousands):

                                                                1999     1998
                                                               -------  -------
      Allowance for sales returns and doubtful accounts....... $   255  $   220
      Accumulated depreciation................................    (157)    (143)
      Accrued expenses and other..............................   3,844    1,415
      Intangible assets amortized for tax.....................     673      --
      Federal and state credits...............................     367      307
      Capitalized research and development....................     277      246
      Net operating losses....................................     316    3,211
                                                               -------  -------
                                                                 5,575    5,256
      Valuation allowance.....................................  (5,470)  (5,256)
                                                               -------  -------
      Net deferred income tax asset........................... $   105  $   --
                                                               =======  =======

                             BRIO TECHNOLOGY, INC.

  At March 31, 1999, Brio had Federal and state net operating loss carryforwards of $800,000 and $400,000, respectively, which expire at various dates through 2018. Brio believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a full valuation allowance has been recorded against the net deferred tax asset to the extent the net deferred asset exceeds current and prior year's regular tax. These factors include a history of operating losses, recent increases in expense levels to support Brio's growth, the competitive nature of Brio's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to Brio based on actual and forecasted operating results. The Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to             Balance
                                    Beginning  Costs and              at End
Description                         of Period   Expenses  Deductions of Period
-----------                         ---------- ---------- ---------- ---------
                                                  (In thousands)
Year ended March 31, 1997:
Allowance for returns and doubtful
 accounts..........................  $249,000   $346,000   $224,000  $371,000
Year ended March 31, 1998:
Allowance for returns and doubtful
 accounts..........................  $371,000   $469,000   $289,000  $551,000
Year ended March 31, 1999:
Allowance for returns and doubtful
 accounts..........................  $551,000   $390,000   $259,000  $682,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held July 28, 1999, and the information included in the Proxy Statement is incorporated herein by reference.

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

                             BRIO TECHNOLOGY, INC.

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

  (a) The following documents are filed as part of this report:

    (1) Financial Statements and Report of Arthur Andersen LLP, Independent Auditors

    (2) Financial Statement Schedule

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  (b) Reports on Form 8-K.

    None

  (c) Exhibits.

    23.01 Consent of Independent Public Accountants

    27.1 Financial Data Schedule

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

Date: June 28, 1999

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

              Signature                          Title                   Date

         /s/ Yorgen H. Edholm          President, Chief Executive    June 28, 1999
______________________________________ Officer and Chairman of
           Yorgen H. Edholm            the Board of Directors
                                       (Principal Executive
                                       Officer)

         /s/ Karen J. Willem           Chief Financial Officer       June 28, 1999
______________________________________ (Principal Financial and
           Karen J. Willem             Accounting Officer)

        /s/ Katherine Glassey          Director                      June 28, 1999
______________________________________
          Katherine Glassey

         /s/ E. Floyd Kvamme           Director                      June 28, 1999
______________________________________
           E. Floyd Kvamme

       /s/ Bernard J. Lacroute         Director                      June 28, 1999
______________________________________
         Bernard J. Lacroute

          /s/ Norman Vincent           Director                      June 28, 1999
______________________________________
            Norman Vincent

          /s/ Mark B. Weeks            Director                      June 28, 1999
______________________________________
            Mark B. Weeks