Form 10-Q
period 1999-06-30
BRIO TECHNOLOGY INC
filed 1999-08-13
CIK 1056294

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

    For the quarterly period ended June 30, 1999

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

                                Yes [X] No [_]

  As of August 3, 1999 there were 14,874,617 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       For the Period Ended June 30, 1999

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  Financial Information.........................................   3
 Item 1.  Financial Statements:.........................................   3
          Condensed Consolidated Balance Sheets June 30, 1999 and March    3
          31, 1999......................................................
          Condensed Consolidated Statements of Operations--                4
          Three Months Ended June 30, 1999 and 1998.....................
          Condensed Consolidated Statements of Cash Flows--                5
          Three Months Ended June 30, 1999 and 1998.....................
          Notes to Condensed Consolidated Financial Statements..........   6
 Item 2.  Management's Discussion and Analysis of Financial Condition      9
          and Results of Operations.....................................
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  23
 PART II. Other Information.............................................  24
 Item 1.  Legal Proceedings.............................................  24
 Item 6.  Exhibits and Reports on Form 8-K..............................  24
          Signature.....................................................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                          June 30,    March 31,
                                                            1999        1999
                                                         -----------  ---------
                         ASSETS                          (unaudited)
Current Assets:
  Cash and cash equivalents............................. $    17,577   $18,587
  Short-term investments................................      15,981    13,862
  Accounts receivable, net of allowance of $721 and
   $682.................................................      10,043     7,875
  Inventories...........................................         339       376
  Prepaid expenses and other current assets.............       2,819     1,287
                                                         -----------   -------
      Total current assets..............................      46,759    41,987
Property and Equipment, net.............................       4,304     4,130
Other Assets............................................         951       937
                                                         -----------   -------
                                                             $52,014   $47,054
                                                         ===========   =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................... $     2,004   $ 1,778
  Accrued liabilities--
    Payroll and related benefits........................       3,149     3,353
    Other...............................................       3,357     2,460
  Deferred revenue, current.............................      10,696     9,071
                                                         -----------   -------
      Total current liabilities.........................      19,206    16,662
Noncurrent deferred revenue.............................       1,217     1,200
Other noncurrent liabilities............................          35        37
                                                         -----------   -------
      Total liabilities.................................      20,458    17,899
                                                         -----------   -------
Commitments and contingencies (See Note 3)
Stockholders' Equity:
  Common stock..........................................          15        15
  Additional paid-in capital............................      49,679    48,348
  Notes receivable from stockholders....................        (217)     (217)
  Deferred compensation.................................        (214)     (268)
  Accumulated components of comprehensive loss..........          21        33
  Accumulated deficit...................................      31,556    29,155
      Total stockholders' equity........................     (17,738)  (18,756)
                                                         -----------   -------
                                                         $    52,014   $47,054
                                                         ===========   =======

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999      1998
                                                           --------- ---------
Revenues:
  License fees............................................ $  11,375 $  6,808
  Services................................................     4,300    2,537
                                                           --------- --------
    Total revenues........................................    15,675    9,345
                                                           --------- --------
Cost of revenues:
  License fees............................................       386      280
  Services................................................     1,915      972
                                                           --------- --------
    Total cost of revenues................................     2,301    1,252
                                                           --------- --------
Gross Profit..............................................    13,374    8,093
                                                           --------- --------
Operating Expenses:
  Research and development................................     2,399    1,558
  Sales and marketing.....................................     8,107    6,277
  General and administrative..............................     1,629    1,001
  Restructuring charges...................................       155      --
                                                           --------- --------
    Total operating expenses..............................    12,290    8,836
                                                           --------- --------
Income (loss) from operations.............................     1,084     (743)
Interest and other income, net............................       273      143
                                                           --------- --------
Net income (loss) before income taxes.....................     1,357     (600)
Income taxes..............................................       339      --
                                                           --------- --------
Net income (loss)......................................... $   1,018 $   (600)
                                                           ========= ========
Basic net income (loss) per share......................... $    0.07 $  (0.05)
                                                           ========= ========
Shares used in computing basic net income (loss) per
 share....................................................    14,744   11,459
                                                           ========= ========
Diluted net income (loss) per share....................... $    0.06 $  (0.05)
                                                           ========= ========
Shares used in computing diluted net income (loss) per
 share....................................................    15,948   11,459
                                                           ========= ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Cash Flows from Operating Activities:
Net income (loss)....................................... $   1,018  $    (600)
Adjustments to reconcile net income (loss) to cash
 provided by operating activities--
  Depreciation and amortization.........................       404        292
  Provision for returns and doubtful accounts...........        39         95
  Deferred compensation amortization....................        28         35
  Loss on disposal of property and equipment............        71        --
  Changes in operating assets and liabilities--
    Accounts receivable.................................    (2,207)       817
    Inventories.........................................        37        (39)
    Prepaid expenses and other assets...................    (1,603)       (98)
    Accounts payable and accrued liabilities............       917        392
    Deferred revenue....................................     1,642        275
                                                         ---------  ---------
      Cash provided by operating activities.............       346      1,169
                                                         ---------  ---------
Cash Flows from Investing Activities:
Purchase of short-term investments......................    (6,606)       --
Sales of short-term investments.........................     4,461        --
Purchases of property and equipment.....................      (592)    (1,089)
                                                         ---------  ---------
      Cash used in investing activities.................    (2,737)    (1,089)
                                                         ---------  ---------
Cash Flows from Financing Activities:
Repayments under notes payable..........................       --      (3,437)
Proceeds from issuance of common stock, net.............     1,257     30,466
Income tax benefit from exercise of options.............       100        --
                                                         ---------  ---------
      Cash provided by financing activities.............     1,357     27,029
                                                         ---------  ---------
Net (decrease) increase in cash and cash equivalents....    (1,034)    27,109
Effect of exchange rate changes on cash.................        24        (15)
Cash and cash equivalents, beginning of period..........    18,587      2,647
                                                         ---------  ---------
Cash and cash equivalents, end of period................ $  17,577  $  29,741
                                                         =========  =========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies.

 Basis of Presentation

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

 Comprehensive Net Income (Loss)


  A summary of comprehensive net income (loss) follows (in thousands):

                                                                Three Months
                                                               Ended June 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
Net income (loss)............................................. $ 1,018  $ (600)
Unrealized loss on short-term investments.....................     (26)    --
Foreign currency translation adjustment.......................      24     (15)
                                                               -------  ------
Comprehensive net income (loss)............................... $   992  $ (615)
                                                               =======  ======

                             BRIO TECHNOLOGY, INC.

 Computation of Basic and Diluted Net Income (Loss) Per Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three months ended June 30, 1998, potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 2,828,063 were not included in the computation of diluted loss per share for the three month period ended June 30, 1998, because Brio incurred a loss in this period and, therefore, their effect would be antidilutive.

  The following is a reconciliation of the weighted average common stock used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended June 30, 1999 (in thousands):

Shares used in computing basic net income per share...................... 14,744
  Options................................................................  1,151
  Other contingent common stock..........................................     53
                                                                          ------
Shares used in computing diluted net income per share.................... 15,948
                                                                          ======

  Options to purchase 243,960 shares of common stock at the weighted average exercise price of $19.10 per share were outstanding at June 30, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares.

Note 2. Notes Payable.

  At June 30, 1999, Brio had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (7.75% at June 30, 1999). At June 30, 1999, no amounts were outstanding under these arrangements. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment. This line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio, and minimum tangible net worth. The line expires on December 1, 1999.

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

                             BRIO TECHNOLOGY, INC.

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

Note 4. Subsequent Event.

  On August 3, 1999, pursuant to the Agreement and Plan of Merger, Brio completed the merger with SQRIBE Technologies Corp. (SQRIBE) in a tax-free, stock-for-stock transaction. Under the terms of the merger, upon closing of the agreement, Brio stockholders held approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%. The merger is being accounted for as a pooling of interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with the audited financial statements and notes thereto of the Company for the fiscal year ended March 31, 1999 included in the Company's Form 10-K and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors That May Affect Future Operating Results" below.

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

  Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 14% of total revenues for fiscal 1997, 19% of total revenues for fiscal 1998, and 17% of total revenues for fiscal 1999. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of Brio's cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 1999, Brio incurred foreign currency transaction losses of $127,000 resulting from intercompany receivables from its foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

  Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 1999, 1998 and 1997, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio currently intends to commit substantial financial resources to

  .  research and development,

  .  customer support,

  . sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization,

  . increased staffing and systems infrastructure to support Brio's expanding operations, and

  . merger-related expenses and integration costs associated with the recently completed merger with Sqribe.

  Brio also expects that expenses relating to its litigation with Business Objects, S.A. will increase in future periods. As a result, Brio expects that its operating expenses will increase significantly in fiscal 2000. See "Factors That May Affect Future Operating Results" for a description of Brio's litigation and its impact on Brio's financials.

Results of Operations

  The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                              Three Months
                                                             Ended June 30,
                                                             -----------------
                                                              1999      1998
                                                             -------   -------
Consolidated Statements of Operations Data:
Revenues:
  License fees..............................................      73%       73%
  Services..................................................      27        27
                                                             -------   -------
    Total revenues..........................................     100       100
Cost of revenues:
  License fees..............................................       2         3
  Services..................................................      13        10
                                                             -------   -------
    Total cost of revenues..................................      15        13
                                                             -------   -------
Gross profit................................................      85        87
Operating expenses:
Research and development....................................      15        17
Sales and marketing.........................................      52        67
General and administrative..................................      10        11
Restructuring charges.......................................       1       --
                                                             -------   -------
Total operating expenses....................................      78        95
                                                             -------   -------
Income (loss) from operations...............................       7        (8)
Interest and other income, net..............................       2         2
                                                             -------   -------
Net income (loss) before income taxes.......................       9        (6)
Income taxes................................................      (2)      --
                                                             -------   -------
Net income (loss)...........................................       7%      (6)%
                                                             =======   =======

Revenues

  Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 68% from $9.3 million for the three months ended June 30, 1998 to $15.7 million for the three months ended June 30, 1999.

  Revenues by geographic location were as follows for the three months ended June 30, 1998 and 1999:

                                                                   Three Months
                                                                  Ended June 30,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
Revenues by Geography:
Domestic......................................................... $12,694 $7,808
International....................................................   2,981  1,537
                                                                  ------- ------
  Total revenues................................................. $15,675 $9,345
                                                                  ======= ======

  Revenue from international sources increased by 94% from $1.5 million for the three months ended June 30, 1998 to $3.0 million for the three months ended June 30, 1999. The increase was primarily due to increased license revenues.

  License Fees. Revenues from license fees increased by 67% from $6.8 million for the three months ended June 30, 1998 to $11.4 million for the three months ended June 30, 1999. Approximately $1.6 million of the increase was due to growing sales to new customers and approximately $3.0 million of the increase was due to increased follow-on sales to existing customers.

  Services. Service revenues increased by 69% from $2.5 million for the three months ended June 30, 1998 to $4.3 million for the three months ended June 30, 1999. Approximately $1.5 million of the increase was due to an increase in maintenance and support revenues and approximately $300,000 of the increase was due to an increase in training and consulting revenues related to increases in Brio's installed customer base.

Cost of Revenues

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased by 38% from $280,000 for the three months ended June 30, 1998 to $386,000 for the three months ended June 30, 1999. The increase in absolute dollars was due to the increase in the number of licenses sold. The decrease as a percentage of total revenues was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrinkwrapped" product, and economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by 97% from $972,000 for the three months ended June 30, 1998 to $1.9 million for the three months ended June 30, 1999. Approximately $528,000 of the increase was due to increases in personnel and related costs resulting from Brio's expansion of its support services in response to increased demand for maintenance and support, training and consulting services and approximately $400,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 54% from $1.6 million for the three months ended June 30, 1998 to $2.4 million for the three months ended June 30, 1999. Approximately $460,000 of the increase was due to increased personnel and related costs required to continue to develop new products and enhance existing products. Approximately $340,000 of the increase was due to increased localization costs. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased by 29% from $6.3 million for the three months ended June 30, 1998 to $8.1 million for the three months ended June 30, 1999. Approximately $970,000 of the increase was attributable to the costs associated with the expansion of Brio's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, Australia, and France and through the expansion of the worldwide field sales organization, approximately $400,000 of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues and approximately $430,000 of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased by 63% from $1.0 million for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999. Approximately $290,000 of the increase was attributable to increased personnel and related costs approximately $310,000 of the increase was attributable to professional fees necessary to manage and support Brio's growth and facilities expansion. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations, incurs expenses in its litigation with Business Objects, S.A., and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

  Restructuring Charges. Restructuring charges of $155,000 for the three months ended June 30, 1999 were related to Brio's merger with SQRIBE Technologies, Corp., which was completed on August 3, 1999, and the reduction in personnel associated with the integration of the two companies. There were no restructuring charges in the three months ended June 30, 1998. Brio expects that substantially all of the charges for the quarter ended June 30, 1999 will be paid by August 31, 1999. Brio also expects to incur additional merger related restructuring costs during the next two quarters of fiscal 2000.

  Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $35,000 was expensed during the three months ended June 30, 1998, approximately $28,000 was expensed during the three months ended June 30, 1999, and the balance will be expensed ratably over the next three years as the options vest.

Interest and Other Income, Net

  Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest incurred on Brio's bank line of credit. Interest and other income, net, increased from $143,000 for the three months ended June 30, 1998 to $273,000 for the three months ended June 30, 1999. The increase in interest and other income, net, is attributable to a decrease in the amount of borrowings on Brio's line of credit as a result of Brio's initial public offering and an increase in interest income due to larger cash balances associated with the closing of Brio's initial public offering in May 1998, offset by foreign currency transaction losses of approximately $35,000.

Income Taxes

  Brio's estimated effective tax rate in the first quarter of fiscal 2000 was 25%. The increase in the effective tax rate over the first quarter of fiscal 1999 relates primarily to the utilization of Federal and state net operating loss carryforwards in fiscal 1999.

Liquidity and Capital Resources

  As of June 30, 1999, Brio had cash, cash equivalents and short-term investments of $33.6 million. In addition, Brio maintains a bank line of credit which provides for up to $10.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks to the extent required to secure the Bank's interest in the accounts receivables. The line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. As of June 30, 1999, there were no outstanding bank borrowings.

  Net cash provided by operating activities was $1.2 million for the three months ended June 30, 1998 and $346,000 for the three months ended June 30, 1999. The decrease of $854,000 was due to changes in operating assets and liabilities of approximately $2.4 million, offset by decreases in net losses of approximately $1.6 million.

  Net cash used in investing activities was $1.2 million for the three months ended June 30, 1998, consisting of purchases of property and equipment. Net cash used in investing activities was $2.7 million for the three months ended June 30, 1999, consisting primarily of $2.1 million for the purchase of short-term investments, net, and approximately $600,000 for the purchase of property and equipment.

  Net cash provided by financing activities was $27.0 million for the three months ended June 30, 1998, consisting primarily of the net proceeds from Brio's initial public offering and $1.4 million for the three months ended June 30, 1999, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans.

Year 2000 Readiness

  Background. Computer systems have traditionally used a two-digit field to designate a year. This format will not recognize the century date change that will take place at the end of 1999. Such systems will recognize the year 2000 as 1900, not at all, or some year other than 2000. The inability to recognize the proper date can and will cause systems to process information incorrectly, resulting in system failures or other serious business problems.

  Risks. Although Brio has been committed to ensuring all our systems are year 2000 compliant prior to December 1999, we may experience some operational interruptions due to the year 2000 problem. We may also experience operational difficulties caused by undetected errors or defects in the technology we use in our internal systems. Brio's year 2000 readiness team has developed and is implementing a four phase approach in order to prepare the organization for any interruption which may occur on the advent of the year 2000.

  Assessment Plan. Brio's year 2000 readiness team developed a plan which consisted of four phases.

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

  Cost. Brio anticipates that the total cost of the year 2000 program, including the cost of material upgrades, purchase of replica servers, software modifications and related consulting fees, will be approximately $150,000.

  Contingency Plans. Brio has not yet finalized any contingency plans as a result of its year 2000 readiness program, but will prepare contingency plans upon the conclusion of its assessment of the results of our year 2000 simulation testing and third-party vendor and service provider responses.

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

  Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio does not expect to sustain in future periods the same rate of sequential quarterly revenue growth it has experienced in the past. In addition, Brio will likely increase its operating expenses significantly in fiscal 2000. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization, and expects that expenses relating to Brio's litigation with Business Objects, S.A. will increase in future periods. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

  Litigation is subject to inherent uncertainties, especially in cases like this where complex technical issues must be decided. Brio's defense of this litigation, regardless of the merits or lack of merit of the complaint, could be time-consuming or costly, or divert the attention of technical and management personnel, which could have a material adverse effect upon Brio's business, operating results and financial condition. Brio may not prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the court has construed the claims.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of June 30, 1999, Brio had $17.6 million of cash and cash equivalents with a weighted average variable rate of 4.37% and $16.0 million of short-term investments with a weighted average variable rate of 5.30%.

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

  Brio has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. Brio currently has no short-term or long-term debt outstanding.

  Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At June 30, 1999 there were no outstanding foreign currency exchange contracts.

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

  There can be no assurance that Brio will prevail in the litigation given the complex technical issues and inherent uncertainties in patent litigation, particularly before the Court has construed the claims. In the event Brio is unsuccessful in the litigation, Brio may be required to pay damages to Business Objects, S.A. and could be prohibited from marketing its BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products without a license, which license may not be available on acceptable terms. If Brio is unable to obtain such a license, Brio may be required to license a substitute technology or redesign to avoid infringement, in which case Brio's business, operating results and financial condition could be materially adversely affected. Collectively, sales of BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer represented substantially all of Brio's revenues in fiscal 1996 and represented a majority of Brio's revenues in fiscal 1997 and fiscal 1998 and a significant portion of Brio's revenues in fiscal 1999.

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

Date: August 13, 1999