Form 10-Q
period 1999-09-30
BRIO TECHNOLOGY INC
filed 1999-11-15
CIK 1056294

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

  For the quarterly period ended September 30, 1999

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

             3460 West Bayshore Road, Palo Alto, California 94303
         (Address of principal executive offices, including zip code)

                                (650) 856-8000
             (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 2, 1999 there were 26,935,839 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                          Page
                                                                          ----
PART I. Financial Information
Item 1. Financial Statements:
    Condensed Consolidated Balance Sheets as of September 30, 1999 and
     March 31, 1999......................................................   3
    Condensed Consolidated Statements of Operations--
     Three and Six Months Ended September 30, 1999 and 1998..............   4
    Condensed Consolidated Statements of Cash Flows--
     Six Months Ended September 30, 1999 and 1998........................   5
    Notes to Condensed Consolidated Financial Statements.................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   9
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  26
PART II. Other Information
Item 1. Legal Proceedings................................................  27
Item 2. Changes in Securities and Use of Proceeds........................  27
Item 3. Defaults Upon Senior Securities..................................  27
Item 4. Submission of Matters to Vote of Security Holders................  27
Item 5. Other Infomation.................................................  28
Item 6. Exhibits and Reports on Form 8-K.................................  28
    Signature............................................................  29

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             September 30, March 31,
                                                                 1999        1999
                                                             ------------- ---------
                                                              (Unaudited)
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................   $ 12,257    $ 21,026
  Short-term investments....................................     21,253      14,285
  Accounts receivable, net of allowance of $2,153 and
   $1,394...................................................     22,666      20,674
  Inventories...............................................        262         376
  Deferred income taxes.....................................      2,544       2,095
  Prepaid expenses and other current assets.................      1,621       1,458
                                                               --------    --------
      Total current assets..................................     60,603      59,914
Property and equipment, net.................................      7,015       6,540
Other assets................................................      1,933       1,806
                                                               --------    --------
                                                               $ 69,551    $ 68,260
                                                               ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable..........................................   $  6,953    $  4,251
  Accrued liabilities--
    Payroll and related benefits............................      7,987       5,902
    Other...................................................     11,984       5,716
  Line of credit............................................        --        2,000
  Deferred revenue, current.................................     21,285      18,666
                                                               --------    --------
      Total current liabilities.............................     48,209      36,535
Noncurrent deferred revenue.................................      2,240       2,194
Other noncurrent liabilities................................      4,780         133
                                                               --------    --------
      Total liabilities.....................................     55,229      38,862
                                                               --------    --------
Redeemable common stock.....................................        --        3,110
                                                               --------    --------
Stockholders' equity:
  Convertible preferred stock...............................        --            5
  Common stock..............................................         27          26
  Additional paid-in capital................................     71,500      66,175
  Notes receivable from stockholders........................       (781)     (1,820)
  Deferred compensation.....................................       (294)       (456)
  Accumulated components of comprehensive income (loss).....        373        (132)
  Accumulated deficit.......................................    (56,503)    (37,510)
                                                               --------    --------
      Total stockholders' equity............................     14,322     (26,288)
                                                               --------    --------
                                                               $ 69,551    $ 68,260
                                                               ========    ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months
                                           Ended September   Six Months Ended
                                                 30,          September 30,
                                           ----------------- -----------------
                                             1999     1998     1999     1998
                                           --------  ------- --------  -------
Revenues:
  License fees...........................  $ 21,177  $13,440 $ 39,470  $25,005
  Services...............................     9,479    6,630   18,765   12,135
                                           --------  ------- --------  -------
    Total revenues.......................    30,656   20,070   58,235   37,140
                                           --------  ------- --------  -------
Cost of revenues:
  License fees...........................       826      599    1,498    1,027
  Services...............................     3,835    2,462    7,808    4,218
                                           --------  ------- --------  -------
    Total cost of revenues...............     4,661    3,061    9,306    5,245
                                           --------  ------- --------  -------
Gross profit.............................    25,995   17,009   48,929   31,895
                                           --------  ------- --------  -------
Operating expenses:
  Research and development...............     4,856    3,058    9,515    5,929
  Sales and marketing....................    14,888   11,551   29,651   21,963
  General and administrative.............     3,888    2,292    7,135    4,663
  Non-recurring operating expenses.......    20,242      --    21,401      --
                                           --------  ------- --------  -------
    Total operating expenses.............    43,874   16,901   67,702   32,555
                                           --------  ------- --------  -------
Income (loss) from operations............   (17,879)     108  (18,773)    (660)
Interest and other income, net...........       407      441      179      640
                                           --------  ------- --------  -------
Net income (loss) before income taxes....   (17,472)     549  (18,594)     (20)
Income taxes.............................       --       162      399      164
                                           --------  ------- --------  -------
Net income (loss)........................   (17,472)     387  (18,993)    (184)
Increase in redemption value of
 redeemable common stock.................       --       --       --      (286)
                                           --------  ------- --------  -------
Net income (loss) applicable to common
 stock...................................  $(17,472) $   387 $(18,993) $  (470)
                                           ========  ======= ========  =======
Basic net income (loss) per share........  $  (0.71) $  0.02 $  (0.82) $ (0.02)
                                           ========  ======= ========  =======
Shares used in computing basic net income
 (loss) per share .......................    24,764   20,608   23,201   19,089
                                           ========  ======= ========  =======
Diluted net income (loss) per share......  $  (0.71) $  0.01 $  (0.82) $ (0.02)
                                           ========  ======= ========  =======
Shares used in computing diluted net
 income (loss) per share.................    24,764   26,707   23,201   19,089
                                           ========  ======= ========  =======
Proforma basic net income (loss) per
 share...................................  $  (0.66) $  0.02 $  (0.72) $ (0.03)
                                           ========  ======= ========  =======
Shares used in computing proforma basic
 net income (loss) per share.............    26,468   25,101   26,342   23,502
                                           ========  ======= ========  =======
Proforma diluted net income (loss) per
 share...................................  $  (0.66) $  0.01 $  (0.72) $ (0.03)
                                           ========  ======= ========  =======
Shares used in computing proforma diluted
 net income (loss) per share.............    26,468   26,707   26,342   23,502
                                           ========  ======= ========  =======

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                            -----------------
                                                              1999     1998
                                                            --------  -------
Cash Flows from Operating Activities:
Net loss................................................... $(18,993) $  (470)
Adjustments to reconcile net loss to cash (used in)
 provided by operating activities--
  Depreciation and amortization............................    1,408      382
  Provision for returns and doubtful accounts..............      759      192
  Deferred compensation amortization.......................       97       70
  Loss on disposal of property and equipment...............      768       17
  Provision for loss on marketable securities..............      346      --
  Changes in operating assets and liabilities--
    Accounts receivable....................................   (2,751)  (1,487)
    Inventories............................................      114       34
    Deferred income taxes..................................     (449)    (231)
    Prepaid expenses and other assets......................     (478)     (38)
    Accounts payable and accrued liabilities...............   15,702    1,200
    Deferred revenue.......................................    2,665    3,714
                                                            --------  -------
      Cash (used in) provided by operating activities......     (812)   3,383
                                                            --------  -------
Cash Flows from Investing Activities:
Purchases of short-term investments........................  (15,369)  (5,317)
Sales of short-term investments............................    8,472      --
Purchases of property and equipment........................   (2,463)  (1,488)
                                                            --------  -------
      Cash used in investing activities....................   (9,360)  (6,805)
                                                            --------  -------
Cash Flows from Financing Activities:
Repayments of notes payable................................   (2,000)  (3,337)
Repayments of notes payable to stockholder.................      --      (368)
Proceeds from issuance of common stock, net................    2,066   30,892
Proceeds from repayment of notes receivable from
 stockholders..............................................      998      --
Income tax benefit from exercise of options................      251      --
                                                            --------  -------
      Cash provided by financing activities................    1,315   27,187
                                                            --------  -------
Net (decrease) increase in cash and cash equivalents.......   (8,857)  23,765
Effect of exchange rate changes on cash....................       88      (14)
Cash and cash equivalents, beginning of period.............   21,026    7,326
                                                            --------  -------
Cash and cash equivalents, end of period................... $ 12,257  $31,077
                                                            ========  =======

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Summary of Significant Accounting Policies.

 Basis of Presentation

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999 and our definitive Proxy Statement on Schedule 14A filed on July 14, 1999.

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

 Reclassifications

  Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.

 Comprehensive Income (Loss)

  A summary of comprehensive income (loss) follows (in thousands):

                                              Three Months      Six Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                              --------------  ---------------
                                                1999    1998    1999    1998
                                              --------  ----  --------  -----
Net income (loss) applicable to common
 stock....................................... $(17,472) $387  $(18,993) $(184)
Unrealized gain on short-term investments....      174     4       225      4
Foreign currency translation adjustment......       21  (129)       88   (166)
                                              --------  ----  --------  -----
  Comprehensive income (loss)................ $(17,277) $262  $(18,680) $(346)
                                              ========  ====  ========  =====

 Computation of Historical and Proforma Basic and Diluted Net Income (Loss) Per Share

  Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three and six months ended September 30, 1999 and for the six months ended September 30, 1998, potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 2,931,000 for the three months ended September 30, 1999, 2,897,000 for the six months ended September 30, 1999 and 2,482,000 for the six months ended September 30, 1998 were not included in the computation of diluted loss per share because Brio incurred a loss in these periods and, therefore, their effect would be antidilutive.

  Proforma basic and diluted net income (loss) per share was computed assuming inclusion of SQRIBE redeemable common stock and convertible preferred stock assuming conversion to Brio common stock from the date of their issuance.

Note 2. Acquisition of SQRIBE Technologies Corp.

  In August 1999, Brio completed its merger with SQRIBE Technologies Corp., a Delaware corporation (SQRIBE). SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period condensed financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. The combined financial results for the periods ended September 30, 1998, include the results of SQRIBE for the three and six month periods ended June 30, 1998. The results of operations for the three months ended March 31, 1999, which reflected total revenues of $10.8 million, a net loss of $1.8 million and net loss applicable to common stock of $3.6 million, are reflected as an adjustment to accumulated deficit in the combined fiscal 1999 combined consolidated financial statements. For the three months ended June 30, 1999, Brio's historical total revenues were $15.7 million and historical net income was $1.0 million. For the three months ended June 30, 1999, SQRIBE's historical total revenues were $11.9 million and historical net loss was $520,000. Reconciliation of the current condensed consolidated financial statements with previously reported separate company performance is presented below (in thousands):

                                                     Three Months   Six Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1998          1998
                                                     ------------- -------------
Total revenues
  Brio..............................................    $10,569       $19,914
  SQRIBE............................................      9,501        17,226
                                                        -------       -------
Combined and restated...............................    $20,070        37,140
                                                        =======       =======
Net income (loss)
  Brio..............................................    $    23       $  (552)
  SQRIBE............................................        364           368
                                                        -------       -------
Combined and restated...............................       $387       $  (184)
                                                        =======       =======
Net income (loss) applicable to common stock
  Brio..............................................    $    23       $  (552)
  SQRIBE............................................        364            82
                                                        -------       -------
Combined and restated...............................    $   387       $  (470)
                                                        =======       =======

Note 3. Notes Payable.

  At September 30, 1999, Brio had a $10,000,000 accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (8.25% at September 30, 1999). At September 30, 1999, no amounts were outstanding under these arrangements. Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable, in addition to up to $1.5 million in non-formula availability. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment. This line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio, and minimum tangible net worth. Brio was not in compliance with certain of these covenants at September 30, 1999. Brio obtained a waiver from the bank in October 1999. The line expires on December 1, 1999.

Note 4. Litigation.

  On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the

BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringe at least claims 1, 2 and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and enforceable. In December 1997, venue for the case was changed to Northern District of California in San Francisco, California. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable quarterly in $1.0 million payments over the next 10 quarters, with the first payment due September 30, 1999. Settlement costs of $9.1 million, which represent the net present value of the 10 quarterly payments, are included in non-recurring operating expenses. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

Note 5. Non-recurring Operating Expenses.

  Non-recurring operating expenses in the three and six months ended September 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                    Three Months   Six Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------- ----- ------- -----
   Merger and restructuring costs.................. $11,105 $ --  $12,264 $ --
   Settlement costs (see Note 4)...................   9,137   --    9,137   --
                                                    ------- ----- ------- -----
     Total non-recurring costs..................... $20,242 $ --  $21,401 $ --
                                                    ======= ===== ======= =====

  Brio's merger with SQRIBE Technologies, Corp., was completed on August 3, 1999. For the three months ended September 30, 1999, merger and restructuring costs of $11.1 million consisted of $7.2 million in transaction and related professional fees, $107,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $1.4 million in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to quarter end and substantially all of the merger-related expenses were incurred prior to period end. Brio expects that substantially all of the merger related charges for the quarter ended September 30, 1999, will be paid by December 1999. Brio also expects to incur additional merger related restructuring costs during the quarter ending December 31, 1999.

  On September 9, 1999 and Business Objects, S.A. announced the settlement of a patent infringement action, pending in the U.S. District Court for the Northern District of California in San Jose, pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable quarterly in $1.0 million payments over the next 10 quarters, with the first payment due September 30, 1999. Settlement costs of $9.1 million, which represent the net present value of the quarterly payments, are included in non-recurring operating expenses. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with the audited financial statements and notes thereto of the Company for the fiscal year ended March 31, 1999 included in the Company's Form 10-K and our definitive Proxy Statement on Schedule 14A filed July 14, 1999 and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors That May Affect Future Operating Results" below.

Overview

  Brio designs, develops, markets and supports enterprise business intelligence software, which is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis. Brio had net losses of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. Brio had an accumulated deficit of approximately $56.5 million as of September 30, 1999. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuating in future periods.

  In August 1999, Brio completed its merger with SQRIBE Technologies Corp., a Delaware corporation (SQRIBE). SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision-making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period condensed financial statements have been restated, in accordance with required pooling-of-interest accounting and disclosures.

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

  To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed and intends to continue to develop reselling relationships with value added resellers, resellers and distributors. Brio expects that revenues from sales through value added resellers, resellers and distributors will increase in the future as a percentage of revenues from license fees. Revenues from value added resellers, resellers and distributors were 21% of total revenues for fiscal 1997, 24% of total revenues for fiscal 1998 and 21% of total revenues for fiscal 1999. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining relationships with value added resellers, resellers and distributors. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

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

  Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 11% of total revenues for fiscal 1997, 17% of total revenues for fiscal 1998 and 18% of total revenues for fiscal 1999. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of Brio's cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 1999, Brio incurred foreign currency transaction losses of $13,000 resulting from intercompany receivables from its foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

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

Results of Operations

  The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                       Three Months          Six Months
                                           Ended                Ended
                                       September 30,        September 30,
                                      --------------        -------------
                                       1999       1998       1999      1998
                                      -------    -------    ------    ------
   Consolidated Statements of
    Operations Data:
   Revenues:
     License fees....................      69 %       67 %      68 %      67 %
     Services........................      31         33        32        33
                                      -------    -------    ------    ------
       Total revenues................     100        100       100       100
   Cost of revenues:
     License fees....................       3          3         3         3
     Services........................      12         12        13        11
                                      -------    -------    ------    ------
       Total cost of revenues........      15         15        16        14
                                      -------    -------    ------    ------
   Gross profit......................      85         85        84        86
                                      -------    -------    ------    ------
   Operating expenses:
     Research and development........      16         15        16        16
     Sales and marketing.............      48         58        51        59
     General and administrative......      13         11        12        13
     Non-recurring operating
      expenses.......................      66         --        37        --
                                      -------    -------    ------    ------
       Total operating expenses......     143         84       116        88
                                      -------    -------    ------    ------
   Income (loss) from operations.....     (58)         1       (32)       (2)
   Interest and other income, net....       1          2        --         2
                                      -------    -------    ------    ------
   Net income (loss) before income
    taxes............................     (57)         3       (32)       --
                                      -------    -------    ------    ------
   Income taxes......................      --          1         1        --
                                      -------    -------    ------    ------
   Net income (loss).................     (57)         2       (33)       --
                                      -------    -------    ------    ------
   Increase in redemption value of
    redeemable common stock..........      --         --        --        (1)
                                      -------    -------    ------    ------
   Net income (loss) applicable to
    common stock.....................     (57)%        2 %     (33)%      (1)%
                                      =======    =======    ======    ======

Revenues

  Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased 53% from $20.1 million for the three months ended September 30, 1998 to $30.7 million for the three months ended September 30, 1999. Total revenues also increased by 57% from $37.1 million for the six months ended September 30, 1998 to $58.2 million for the six months ended September 30, 1999. The increases were primarily due to increased license revenue and related maintenance and support revenue.

  Revenues by geographic location were as follows for the three and six months ended September 30, 1999 and 1998 (in thousands):

                                                  Three Months     Six Months
                                                 Ended September Ended September
                                                       30,             30,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
   Revenues by Geography:
   Domestic..................................... $25,003 $16,139 $46,809 $30,454
   International................................   5,653   3,931  11,426   6,686
                                                 ------- ------- ------- -------
     Total revenues............................. $30,656 $20,070 $58,235 $37,140
                                                 ======= ======= ======= =======

  Revenue from international sources increased by 44% from $3.9 million for the three months ended September 30, 1998 to $5.7 million for the three months ended September 30, 1999. Revenues from international sources also increased by 71% from $6.7 million for the six months ended September 30, 1998 to $11.4 million for the six months ended September 30, 1999. The increases were primarily due to increased license revenues.

  License Fees. Revenues from license fees increased by 58% from $13.4 million for the three months ended September 30, 1998 to $21.2 million for the three months ended September 30, 1999. Approximately $2.6 million of the increase was due to sales to new customers and approximately $5.2 million of the increase was due to increased follow-on sales to existing customers. Revenues from license fees also increased by 58% from $25.0 million for the six months ended September 30, 1999 to $39.5 million for the six months ended September 30, 1998. Approximately $5.2 million of the increase was due to sales to new customers and approximately $9.3 million of the increase was due to increased follow-on sales to existing customers.

  Services. Service revenues increased by 43% from $6.6 million for the three months ended September 30, 1998 to $9.5 million for the three months ended September 30, 1999. Approximately $2.4 million of the increase was due to an increase in maintenance and support revenues and approximately $500,000 of the increase was due to an increase in training and consulting revenues related to increases in Brio's installed customer base. Service revenues also increased by 55% from $12.1 million for the six months ended September 30, 1998 to $18.8 million for the six months ended September 30, 1999. Approximately $4.9 million of the increase was due to increases in maintenance and support revenue and approximately $1.8 million of the increase was due to increased training and consulting services revenues, related to increases in the Company's installed customer base.

Cost of Revenues

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees increased by 38% from $599,000 for the three months ended September 30, 1998 to $826,000 for the three months ended September 30, 1999. Cost of revenues from license fees also increased by 46% from $1.0 million for the six months ended September 30, 1998 to $1.5 million for the six months ended September 30, 1999. The increase in absolute dollars was due to the increase in the number of licenses sold. The decrease as a percentage of total revenues was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrinkwrapped" product, and economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

  Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by 56% from $2.5 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. Approximately $1.0 million was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support, training and consulting services. Approximately $300,000 was due to increases in the use of outside consultants for training and consulting services. Cost of service revenues also increased by 85% from $4.2 million, for the six months ended September 30, 1998 to $7.8 million by for the six months ended September 30, 1999. Approximately $2.7 million in absolute dollars was due to increases in personnel and related costs resulting from the Company's expansion of its support services. Approximately $900,000 of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. The increases as a percentage of service revenues were primarily due to the increased use of outside consultants, which are generally more expensive than Company personnel. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 59% from $3.1 million for the three months ended September 30, 1998 to $4.9 million for the three months ended September 30, 1999. Research and development expenses also increased by 60% from $5.9 million for the six months ended September 30, 1998 to $9.5 million for the six months ended September 30, 1999. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased by 29% from $11.6 million for the three months ended September 30, 1998 to $14.9 million for the three months ended September 30, 1999. Approximately $1.5 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization and approximately $1.1 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues. Approximately $700,000 of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Sales and marketing expenses also increased by 35% from $22.0 million for the six months ended September 30, 1998 to $29.7 million for the six months ended September 30, 1999. Approximately $5.1 million of the increase was attributable to the costs associated with the expansion of Brio's sales organization, including the addition of field and telesales personnel and related costs, domestically and internationally. Approximately $1.6 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues, and approximately $1.0 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased by 70% from $2.3 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999. Approximately $1.4 million of the increase was attributable to legal fees related to the Business Objects, S.A. litigation and increased professional fees necessary to manage and support Brio's growth and facilities expansion and approximately $200,000 of the increase was attributable to increased personnel and related costs. General and administrative expenses also increased by 53% from $4.7 million for the six months ended September 30, 1998 to $7.1 million for the six months ended September 30, 1999. Approximately $1.8 million of the increase was attributable to legal fees related to the Business Objects, S.A. litigation and increased professional fees necessary to manage and support Brio's growth and facilities expansion and approximately $600,000 of the increase was attributable to increased personnel related cost. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

  Non-recurring Operating Expenses. Non-recurring operating expenses in the three and six months ended September 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE Technologies, Corp. acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                    Three Months   Six Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------- ----- ------- -----
   Merger and restructuring costs.................. $11,105 $ --  $12,264 $ --
   Settlement costs................................   9,137   --    9,137   --
                                                    ------- ----- ------- -----
     Total non-recurring costs..................... $20,242 $ --  $21,401 $ --
                                                    ======= ===== ======= =====

  Brio's merger with SQRIBE Technologies, Corp., was completed on August 3, 1999. For the three months ended September 30, 1999, merger and restructuring costs of $11.1 million consisted of $7.2 million in transaction and related professional fees, $107,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $1.4 million in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to quarter end and substantially all of the merger-related expenses were incurred prior to period end. Brio expects that substantially all of the merger related charges for the quarter ended September 30, 1999 will be paid by December 1999. Brio also expects to incur additional merger related restructuring costs during the quarter ending December 31, 1999.

  On September 9, 1999 Brio and Business Objects, S.A. announced the settlement of a patent infringement action, pending in the U.S. District Court for the Northern District of California in San Jose, pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable quarterly in $1.0 million payments over the next 10 quarters, with the first payment due September 30, 1999. Settlement costs of $9.1 million, which represent the net present value of the quarterly payments, are included in non-recurring operating expenses. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

  Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share. Brio recorded deferred compensation of $250,500 representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $35,000 was expensed during the three months ended September 30, 1998, approximately $70,000 was expensed during the six months ended September 30, 1998, approximately $69,000 was expensed during the three months ended September 30, 1999, approximately $97,000 was expensed during the six months ended September 30, 1999 and the balance will be expensed ratably over the next three years as the options vest.

Interest and Other Income, Net

  Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest incurred on Brio's bank line of credit. Interest and other income, net, decreased from $441,000 for the three months ended September 30, 1998 to $407,000 for the three months ended September 30, 1999. Interest and other net income also decreased from $640,000 for the six months ended September 30, 1998 to $179,000 for the six months ended September 30, 1999. The decrease in interest and other income, net, for the six months ended September 30, 1999, is attributable to a loss provision recorded for a permanent impairment on a marketable security owned by Brio in the amount of $346,000, which was recorded in the three month period ended June 30, 1999.

Income Taxes

  Brio did not record a tax provision in the second quarter of fiscal 2000. The decrease in the effective tax rate over the second quarter of fiscal 1999 relates primarily to the net loss incurred in the second quarter of fiscal 2000, as well as the utilization of Federal and state net operating loss carry forwards in fiscal 1999.

Liquidity and Capital Resources

  As of September 30, 1999, Brio had cash, cash equivalents and short-term investments of $33.5 million. In addition, Brio maintains a bank line of credit which provides for up to $10.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line, with an additional $1.5 million in non-formula availability. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks to the extent required to secure the Bank's interest in the accounts receivables. The line of credit requires Brio to comply with various financial covenants, including quarterly requirements to maintain a minimum quick ratio of 2.0:1.0 and a minimum tangible net worth covenant. The line expires on December 1, 1999, when any amounts outstanding thereunder would be due and payable. As of September 30, 1999, there were no outstanding bank borrowings. Brio was not in compliance with certain of these covenants at September 30, 1999. Brio obtained a waiver from the bank in October 1999.

  Net cash provided by operating activities was $3.4 million for the six months ended September 30, 1998 and net cash used in operating activities was $812,000 for the six months ended September 30, 1999. The decrease of $4.2 million was due to changes in operating assets and liabilities of approximately $22.7 million, offset by increases in net losses of approximately $18.5 million.

  Net cash used in investing activities was $6.8 million for the six months ended September 30, 1998, consisting primarily of $5.3 million for the purchase of short-term investments and $1.5 million for purchases of property and equipment. Net cash used in investing activities was $9.4 million for the six months ended September 30, 1999, consisting primarily of $6.9 million for the purchase of short-term investments, net, and approximately $2.5 million for the purchase of property and equipment.

  Net cash provided by financing activities was $27.2 million for the six months ended September 30, 1998, consisting primarily of the net proceeds from Brio's initial public offering and $1.3 million for the six months ended September 30, 1999, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders, net of repayments of notes payable.

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

  . In phase two, Brio will identify mission critical technology systems and proceed to test these systems for their year 2000 compliance. Testing will include automated polling of networked client and server computers, compilation of relevant data regarding the software used by Brio, and a manual review of the compiled data to locate systems which may be vulnerable to year 2000 problems. This phase will also include the establishment of replica systems for critical software and hardware systems, rolling forward the replica date to December 31, 1999, allowing the system to roll over into the year 2000 and observing the results. End users and Brio's year 2000 readiness team will then conduct simulations, and verify and evaluate compliance and test integrated systems for potential failure which might occur. Phase two is scheduled to be completed in November 1999.

  . In phase three, Brio's year 2000 readiness team, working with end users and management, will develop contingency plans for mission-critical technology systems. Phase three is scheduled to be completed in December 1999.

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

Factors That May Affect Future Operating Results

  We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21B and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into this quarterly report on Form 10-Q by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

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

  Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. As of September 30, 1999, Brio had stockholders' equity of approximately $14.3 million.

  Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio does not expect to sustain in future periods the same rate of sequential quarterly revenue growth it has experienced in the past. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

  If Brio and SQRIBE do not effectively integrate their technologies, operations and personnel, the combined company will not realize the expected financial and marketing benefits of the merger. Brio expects the merger to result in improved cross-selling opportunities, an increased market presence and an enhanced product line. To achieve these benefits, Brio must effectively integrate technologies, operations and personnel in a timely and efficient manner. If this cannot be done, the combined company may not realize the expected benefits from the merger. In particular, if the integration is not successful:

  .  the combined company may lose personnel;

  . the combined company may not be able to retain SQRIBE's customer base to the extent expected; and

  . the process of integrating operations could cause an interruption of the combined company's ongoing business activities.

  Any of these factors could hurt the combined company's operating results. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, which could harm the combined company's business, results of operations or financial condition.

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

  To date, Brio has sold its products principally through its direct sales and service organizations and, to a lesser extent, through the indirect channel. Revenues from Brio's indirect channel were 21% of total revenues for fiscal 1997, 24% of total revenues for fiscal 1998 and 21% for fiscal 1999.

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

  . vendors offering alternative approaches to delivering analysis capabilities to users, including Information Advantage, Actuate and MicroStrategy;

  . database vendors that offer products which operate specifically with their proprietary database, including Microsoft, IBM, Arbor and Oracle; and

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

  . seasonal reductions in business activity during the summer months in Europe; and

  .  potentially adverse tax consequences.

  Each of these factors could adversely impact the success of Brio's international operations and, consequently, on Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $227,000 in fiscal 1998 and approximately $13,000 in fiscal 1999.

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

  Brio has one issued patent and one pending patent application. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and one pending application. This patent application may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patents or any other patent that Brio may come to own.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of September 30, 1999, Brio had $12.3 million of cash and cash equivalents with a weighted average variable rate of 4.4% and $21.3 million of short-term investments with a weighted average variable rate of 5.4%.

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

  Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At September 30, 1999 there were no outstanding foreign currency exchange contracts.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2 and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and enforceable. In December 1997, venue for the case was changed to Northern District of California in San Francisco, California. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999 Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403, pursuant to which Brio agreed to pay Business Objects, S.A. $10.0 million. The settlement cost is included in non-recurring operating expenses. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

Item 2. Changes in Securities and Use of Proceeds.

  Not applicable.

Item 3. Defaults Upon Senior Securities.

  Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

  At the Company's Annual Meeting of Stockholders on August 3, 1999, the Company's stockholders approved the following items:

    1. The merger of Brio and SQRIBE Technologies Corp.

      For: 11,680,586   Against: 41,171   Abstain: 22,686   Broker non-
      votes: 1,996,005

    2. The election of the following individuals as directors of the Company:

                                     Authority
                             For     Withheld
                          ---------- ---------
       Michael Cline      13,704,973  35,473
       Charles Federman   13,704,973  35,473
       Katherine Glassey  13,659,948  80,500
       Ofir J. Kedar      13,704,973  35,473
       E. Floyd Kvamme    13,705,043  35,405

    3. The amendment of Brio's 1998 employee stock purchase plan to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares, to a total of 1,500,000 shares, and to make certain other changes.

      For: 11,475,165   Against: 265,990   Abstain: 3,288   Broker non-
      votes: 1,996,005

    4. The amendment to Brio's 1998 stock option plan to increase the number of shares of common stock reserved for issuance under the plan by 2,250,000 shares, to a total of 4,500,000 shares, and to make certain other changes.

      For: 10,634,415   Against: 1,106,524   Abstain: 3,304   Broker non-
      votes: 1,996,205

    5. The amendment of Brio's certificate of incorporation in order to conform the certificate to a recently modified provision of California law with respect to the classification of the board of directors and the election of directors.

      For: 10,442,782   Against: 1,301,191   Abstain: 23,637   Broker non-
      votes: 1,972,838

    6. The ratification of the appointment of Arthur Andersen LLP as Brio's independent public accountants for the fiscal year ending March 31, 2000.

      For: 13,734,598   Against: 1,590   Abstain: 960   Broker non-
      votes: 3,300

Item 5. Other Information.

  None.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

    27.1 Financial Data Schedule.

  (b) Reports on Form 8-K:

    On August 4, 1999, Brio filed a Report on Form 8-K reporting the completion of Brio's merger with SQRIBE Technologies Corp. and included Consolidated Statements of Operations for the periods ended June 30, 1998, September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 and Condensed Consolidated Balance Sheets for the periods ended June 30, 1999 and March 31, 1999.

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

Date: November 15, 1999