Form 10-Q
period 1999-12-31
BRIO TECHNOLOGY INC
filed 2000-02-14
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended December 31, 1999

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
      (State or other jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation or organization)

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

                                Yes [X]  No [_]

   As of February 9, 2000 there were 27,540,733 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 1999

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  Financial Information

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets--December 31, 1999 and
           March 31, 1999...............................................    3

          Condensed Consolidated Statements of Operations--Three and
           Nine Months Ended December 31, 1999 and 1998.................    4

          Condensed Consolidated Statements of Cash Flows--Nine Months
           Ended December 31, 1999 and 1998.............................    5

          Notes to Condensed Consolidated Financial Statements..........    6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   26

 PART II. Other Information

 Item 1.  Legal Proceedings.............................................   27

 Item 2.  Changes in Securities and Use of Proceeds.....................   27

 Item 3.  Defaults Upon Senior Securities...............................   27

 Item 4.  Submission of Matters to a Vote of Security Holders...........   27

 Item 5.  Other Information.............................................   27

 Item 6.  Exhibits and Reports on Form 8-K..............................   27

          Signature.....................................................   28

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                         (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 10,602   $ 21,026
  Short-term investments................................     20,837     14,285
  Accounts receivable, net of allowance of $2,253 and
   $1,394...............................................     30,674     20,674
  Inventories...........................................        635        376
  Deferred income taxes.................................      2,095      2,095
  Prepaid expenses and other current assets.............      2,999      1,458
                                                           --------   --------
      Total current assets..............................     67,842     59,914
Property and equipment, net.............................      8,113      6,540
Other assets............................................      2,104      1,806
                                                           --------   --------
                                                           $ 78,059   $ 68,260
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $  5,539   $  4,251
  Accrued liabilities--
    Payroll and related benefits........................     10,050      5,902
    Other...............................................     11,716      5,716
  Line of credit........................................         --      2,000
  Deferred revenue, current.............................     23,509     18,666
                                                           --------   --------
      Total current liabilities.........................     50,814     36,535
Noncurrent deferred revenue.............................      2,013      2,194
Other noncurrent liabilities............................      3,893        133
                                                           --------   --------
      Total liabilities.................................     56,720     38,862
                                                           --------   --------
Redeemable common stock.................................         --      3,110
Stockholders' equity:
  Convertible preferred stock...........................         --          5
  Common stock..........................................         27         26
  Additional paid-in capital............................     74,876     66,175
  Notes receivable from stockholders....................       (524)    (1,820)
  Deferred compensation.................................       (214)      (456)
  Accumulated components of comprehensive income
   (loss)...............................................        548       (132)
  Accumulated deficit...................................    (53,374)   (37,510)
                                                           --------   --------
      Total stockholders' equity........................     21,339     26,288
                                                           --------   --------
                                                           $ 78,059   $ 68,260
                                                           ========   ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                         December 31,         December 31,
                                      -------------------  -------------------
                                        1999      1998       1999       1998
                                      --------- ---------  ---------  --------
Revenues:
  License fees......................  $  23,311 $  15,090  $  62,781  $ 40,095
  Services..........................     10,868     7,420     29,633    19,555
                                      --------- ---------  ---------  --------
    Total revenues..................     34,179    22,510     92,414    59,650
                                      --------- ---------  ---------  --------
Cost of revenues:
  License fees......................        847       719      2,345     1,746
  Services..........................      4,305     2,842     12,113     7,060
                                      --------- ---------  ---------  --------
    Total cost of revenues..........      5,152     3,561     14,458     8,806
                                      --------- ---------  ---------  --------
Gross profit........................     29,027    18,949     77,956    50,844
                                      --------- ---------  ---------  --------
Operating expenses:
  Research and development..........      4,999     3,659     14,514     9,588
  Sales and marketing...............     16,769    12,572     46,420    34,535
  General and administrative........      3,265     2,663     10,400     7,326
  In-process research and
   development......................         --     1,653         --     1,653
  Non-recurring operating expenses..        896        --     22,297        --
                                      --------- ---------  ---------  --------
    Total operating expenses........     25,929    20,547     93,631    53,102
                                      --------- ---------  ---------  --------
Income (loss) from operations.......      3,098    (1,598)   (15,675)   (2,258)
Interest and other income, net......        341       459        520     1,099
                                      --------- ---------  ---------  --------
Net income (loss) before income
 taxes..............................      3,439    (1,139)   (15,155)   (1,159)
Income taxes........................        310        83        709       247
                                      --------- ---------  ---------  --------
Net income (loss)...................      3,129    (1,222)   (15,864)   (1,406)
Increase in redemption value of
 redeemable common stock............         --      (270)        --      (556)
                                      --------- ---------  ---------  --------
Net income (loss) applicable to
 common stock.......................  $   3,129 $  (1,492) $ (15,864) $ (1,962)
                                      ========= =========  =========  ========
Basic net income (loss) per share...  $    0.12 $   (0.07) $   (0.74) $  (0.10)
                                      ========= =========  =========  ========
Shares used in computing basic net
 income (loss) per share............     27,041    20,767     21,385    19,648
                                      ========= =========  =========  ========
Diluted net income (loss) per
 share..............................  $    0.10 $   (0.07) $   (0.74) $  (0.10)
                                      ========= =========  =========  ========
Shares used in computing diluted net
 income (loss) per share............     30,880    20,767     21,385    19,648
                                      ========= =========  =========  ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Cash Flows from Operating Activities:
Net loss applicable to common stock....................... $(15,864) $ (1,962)
Adjustments to reconcile net loss to cash (used in)
 provided by operating activities--
  Depreciation and amortization...........................    2,240     1,499
  Increase in redemption value of redeemable common
   stock..................................................       --       556
  Provision for returns and doubtful accounts.............      859       335
  Deferred compensation amortization......................      130        99
  Loss on disposal of property and equipment..............      768        47
  Provision for loss on marketable securities.............      346        --
  Changes in operating assets and liabilities--
    Accounts receivable...................................  (10,859)   (1,050)
    Inventories...........................................     (259)      (18)
    Deferred income taxes.................................       --    (1,696)
    Prepaid expenses and other assets.....................   (2,119)     (836)
    Accounts payable and accrued liabilities..............   15,196     3,480
    Deferred revenue......................................    4,662     2,502
                                                           --------  --------
      Cash (used in) provided by operating activities.....   (4,900)    2,956
                                                           --------  --------
Cash Flows from Investing Activities:
Purchase of short-term investments........................  (20,741)  (12,178)
Sales of short-term investments...........................   14,413        --
Purchases of property and equipment.......................   (4,301)   (2,962)
                                                           --------  --------
      Cash used in investing activities...................  (10,629)  (15,140)
                                                           --------  --------
Cash Flows from Financing Activities:
Repayments of notes payable...............................   (2,000)   (3,708)
Proceeds from issuance of common stock, net...............    5,490    31,448
Proceeds from repayment of notes receivable from
 stockholders.............................................    1,254        24
Income tax benefit from exercise of options...............      251         8
                                                           --------  --------
      Cash provided by financing activities...............    4,995    27,772
                                                           --------  --------
Net (decrease) increase in cash and cash equivalents......  (10,534)   15,588
Effect of exchange rate changes on cash...................      110      (143)
Cash and cash equivalents, beginning of period............   21,026     7,326
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 10,602  $ 22,771
                                                           ========  ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies.

 Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by Brio, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

   Revenue from license fees is recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. Allowances are established for potential product returns and credit losses. In instances where payments are subject to extended payment terms, revenue is deferred until the earlier of the date when payments become due or the date payment is received. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

 Reclassifications

   Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2000 presentation.

 Comprehensive Income (Loss)

   A summary of comprehensive income (loss) follows (in thousands):

                                            Three Months     Nine  Months
                                               Ended            Ended
                                            December 31,     December 31,
                                           --------------  -----------------
                                            1999   1998      1999     1998
                                           ------ -------  --------  -------
   Net income (loss) applicable to common
    stock................................. $3,129 $(1,492) $(15,864) $(1,962)
   Unrealized gain on short-term
    investments...........................    153       3       301        7
   Foreign currency translation
    adjustment............................     22    (135)      110     (143)
                                           ------ -------  --------  -------
     Comprehensive income (loss).......... $3,304 $(1,624) ($15,453) $(2,098)
                                           ====== =======  ========  =======

 Computation of Basic and Diluted Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the nine months ended December 31, 1999 and for the three and nine months ended December 31, 1998, potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share because Brio incurred a loss in these periods and therefore, their affect would be antidilutive. Potential common shares of 8,461,000 for the nine months ended December 31, 1999, 6,456,000 for the three months ended December 31, 1998 and 6,749,000 for the nine months ended December 31, 1998 were not included in the computation of diluted net income (loss) per share.

   The following is a reconciliation of the shares used in computing basic net income (loss) per share to the shares used in computing diluted net income
(loss) per share (in thousands):

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                                   December 31,  December 31,
                                                   ------------- -------------
                                                    1999   1998   1999   1998
                                                   ------ ------ ------ ------
   Shares used in computing basic net income
    (loss) per share.............................. 27,041 20,767 21,385 19,648
   Options........................................  3,815     --     --     --
   Warrants and other contingent shares...........     24     --     --     --
                                                   ------ ------ ------ ------
   Shares used in computing diluted net income
    (loss) per share.............................. 30,880 20,767 21,385 19,648
                                                   ====== ====== ====== ======

Note 2. Acquisition of Sqribe Technologies Corp.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp., a Delaware Corporation (SQRIBE). SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period condensed financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. The combined financial results for the nine months ended December 31, 1998, include the results of SQRIBE for the nine months ended September 30, 1998. The results of operations for the three months ended March 31, 1999, which reflected total revenues of $10.8 million, a net loss of $1.8 million and a net loss applicable to common stock of $3.6 million, are reflected as an adjustment to accumulated deficit in the combined fiscal 1999 combined consolidated financial statements. Reconciliation of the current condensed consolidated financial statements with previously reported separate company performance is presented below (in thousands):

                                                       Three Months Nine Months
                                                          Ended        Ended
                                                       December 31, December 31,
                                                           1998         1998
                                                       ------------ ------------
   Total revenues
     Brio.............................................   $12,390      $32,304
     SQRIBE...........................................    10,120       27,346
                                                         -------      -------
   Combined and restated..............................   $22,510      $59,650
                                                         =======      =======
   Net loss
     Brio.............................................   $(1,140)     $(1,692)
     SQRIBE...........................................       (82)         286
                                                         -------      -------
   Combined and restated..............................   ($1,222)     $(1,406)
                                                         =======      =======
   Net loss applicable to common stock
     Brio.............................................   $(1,140)     $(1,692)
     SQRIBE...........................................      (352)        (270)
                                                         -------      -------
   Combined and restated..............................   $(1,492)     $(1,962)
                                                         =======      =======

Note 3. Notes Payable

   At December 31, 1999, Brio had a $15.0 million accounts receivable-based line of credit agreement. Interest on borrowings under the line of credit accrue at the bank's prime rate (8.5% at December 31, 1999). At December 31, 1999, no amounts were outstanding under the line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to establish a security interest in the accounts receivable. The line of credit requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00. The line of credit expires on December 31, 2000.

Note 4. Litigation

   On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio was not infringing the patent and that the patent was invalid and enforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over the next 10 quarters, with the first payment due September 30, 1999. Settlement costs of $9.1 million, which represent the net present value of the 10 quarterly payments, are included in non-recurring operating expenses for the nine months ended December 31, 1999. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

Note 5. Non-recurring Operating Expenses

   Non-recurring operating expenses in the three and nine months ended December 31, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 December 31,    December 31,
                                                --------------- ---------------
                                                 1999    1998    1999    1998
                                                ------  ------  ------- ------
   Merger and restructuring costs.............. $  896  $   --  $13,160 $   --
   Settlement costs (see Note 4)...............     --      --    9,137     --
                                                ------  ------  ------- ------
     Total non-recurring operating expenses.... $  896  $   --  $22,297 $   --
                                                ======  ======  ======= ======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended December 31, 1999, merger and restructuring costs of $896,000 consisted of $155,000 in transaction and related professional fees, $377,000 in severance costs to terminate employees and $364,000 in other miscellaneous merger-related expenses. For the nine months ended December 31, 1999, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Brio expects that substantially all of the merger-related charges for the quarter ended December 31, 1999, will be paid by March 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with Brio's audited financial statements and notes thereto for the fiscal year ended March 31, 1999 included in Brio's Form 10-K and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors That May Affect Future Operating Results" below.

Overview

   Brio designs, develops, markets and supports enterprise business intelligence software, which is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis. Brio had net losses of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. Brio had an accumulated deficit of approximately $53.4 million as of December 31, 1999. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuating in future periods.

   In August 1999, Brio completed its merger with SQRIBE Technologies, Corp., a Delaware Corporation (SQRIBE). SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision-making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period condensed financial statements have been restated, in accordance with required pooling-of-interest accounting and disclosures.

   Brio's revenues consist of license fees for software products and fees for services, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of Brio's products. Brio generally discontinues marketing older product versions when a new product version is introduced. The products are typically licensed on a per user basis with the price per user varying based on the selection of products licensed or on a per computer server basis with the price varying based on the computing power of the server. Additionally, Brio also sells larger enterprise-wide implementations of their products through site licenses with the price per site varying based on the selection of:

  . products licensed;

  . the number of authorized users or computer servers for each product at each site; and

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

   Brio is also increasing its efforts to sell customers licenses for larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. Brio has in the past and may in the future choose to grant greater pricing and other concessions, such as discounted training and consulting, for sales of site licenses. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

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

   Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 1997, 1998 and 1999, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio currently intends to commit substantial financial resources to:

  . research and development;

  . customer support;

  . sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization; and

  . increased staffing and systems infrastructure to support Brio's expanding operations.

   As a result, Brio expects that its operating expenses will increase significantly in fiscal 2001.

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                          Three Months        Nine Months
                                              Ended              Ended
                                          December 31,       December 31,
                                          ---------------    ----------------
                                           1999     1998      1999      1998
                                          ------   ------    ------    ------
   Consolidated Statements of Operations
    Data:
   Revenues:
     License fees.......................      68%      67%       68%       67%
     Services...........................      32       33        32        33
                                          ------   ------    ------    ------
       Total revenues...................     100      100       100       100
   Cost of revenues:
     License fees.......................       2        3         3         3
     Services...........................      13       13        13        12
                                          ------   ------    ------    ------
       Total cost of revenues...........      15       16        16        15
                                          ------   ------    ------    ------
   Gross profit.........................      85       84        84        85
   Operating expenses:
     Research and development...........      15       16        16        16
     Sales and marketing................      49       56        50        58
     General and administrative.........       9       12        11        12
     In-process research and
      development.......................      --        7        --         3
     Non-recurring operating expenses...       3       --        24        --
                                          ------   ------    ------    ------
       Total operating expenses.........      76       91       101        89
                                          ------   ------    ------    ------
   Income (loss) from operations........       9       (7)      (17)       (4)
   Interest and other income, net.......       1        2         1         2
                                          ------   ------    ------    ------
   Net income (loss) before income
    taxes...............................      10       (5)      (16)       (2)
   Income taxes.........................       1        1         1        --
                                          ------   ------    ------    ------
   Net income (loss)....................       9       (6)      (17)       (2)
   Increase in redemption value of
    redeemable common stock.............      --       (1)       --        (1)
                                          ------   ------    ------    ------
   Net income (loss) applicable to
    common stock........................       9%      (7)%     (17)%      (3)%
                                          ======   ======    ======    ======

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 52% from $22.5 million for the three months ended December 31, 1998 to $34.2 million for the three months ended December 31, 1999. Total revenues also increased by 55% from $59.7 million for the nine months ended December 31, 1998 to $92.4 million for the nine months ended December 31, 1999. These increases were primarily due to increased license revenue and related maintenance and support revenue.

   Revenues by geographic location were as follows for the three and nine months ended December 31, 1998 and 1999:

                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  December 31,    December 31,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
   Revenues by Geography:
   Domestic..................................... $28,001 $18,581 $74,809 $49,035
   International................................   6,178   3,929  17,605  10,615
                                                 ------- ------- ------- -------
       Total revenues........................... $34,179 $22,510 $92,414 $59,650
                                                 ======= ======= ======= =======

   Revenue from international sources increased by 57% from $3.9 million for the three months ended December 31, 1998 to $6.2 million for the three months ended December 31, 1999. Revenues from international sources also increased by 66% from $10.6 million for the nine months ended December 31, 1998 to $17.6 million for the nine months ended December 31, 1999. The increases were primarily due increased demand for Brio products in Europe and Asia as Brio continued to expand direct and indirect sales efforts in these areas.

   License Fees. Revenues from license fees increased by 54% from $15.1 million for the three months ended December 31, 1998 to $23.3 million for the three months ended December 31, 1999. Approximately $2.5 million of the increase was due to growing sales to new customers and approximately $5.7 million of the increase was due to increased follow-on sales to existing customers. Revenues from license fees also increased by 57% from $40.1 million for the nine months ended December 31, 1998 to $62.8 million for the nine months ended December 31, 1999. Approximately $7.0 million of the increase was due to growing sales to new customers and approximately $15.7 million of the increase was due to increased follow-on sales to existing customers.

   Services. Services revenues increased by 46% from $7.4 million for the three months ended December 31, 1998 to $10.9 million for the three months ended December 31, 1999. Approximately $2.4 million of the increase was due to an increase in maintenance and support revenues and approximately $1.1 of the increase was due to an increase in training and consulting revenues related to increases in Brio's installed customer base. Service revenues also increased by 52% from $19.6 million for the nine months ended December 31, 1998 to $29.6 million for the nine months ended December 31, 1999. Approximately $7.2 million of the increase was due to increases in maintenance and support revenue and approximately $2.8 million of the increase was due to increases in training and consulting services revenue related to increases in the Company's installed customer base.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees increased by 18% from $719,000 for the three months ended December 31, 1998 to $847,000 for the three months ended December 31, 1999. Cost of revenues from license fees also increased by 34% from $1.7 million for the nine months ended December 31, 1998 to $2.3 million for the nine months ended December 31, 1999. The increase in absolute dollars was due to an increase in the number of licenses sold. Cost of revenues from license fees may vary between periods due to mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support and training and consulting services. Cost of revenues from services increased by 51% from $2.8 million for the three months ended December 31, 1998 to $4.3 million for the three months ended December 31, 1999. Approximately $970,000 million of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services, offset by decreases in travel and entertainment expenses. Approximately $530,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of service revenues also increased by 72% from $7.1 million for the nine months ended December 31, 1998 to $12.1 million for the nine months ended December 31, 1999. Approximately $3.5 million of the increase was due to increases in personnel and related costs resulting from the Company's expansion of its support services. Approximately $1.5 million of the increase was due to increases in the use of outside consultants for training and consulting services and for level one technical support services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 37% from $3.7 million for the three months ended December 31, 1998 to $5.0 million for the three months ended December 31, 1999. Research and development expenses also increased by 51% from $9.6 million for the nine months ended December 31, 1998 to $14.5 million for the nine months ended December 31, 1999. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased by 33% from $12.6 million for the three months ended December 31, 1998 to $16.8 million for the three months ended December 31, 1999. Approximately $1.0 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization, approximately $2.3 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues and approximately $900,000 of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Sales and marketing expenses also increased by 34% from $34.5 million for the nine months ended December 31, 1998 to $46.4 million for the nine months ended December 31, 1999. Approximately $6.1 million of the increase was attributable to the costs associated with the expansion of Brio's sales organization, including the addition of field and telesales personnel and related costs, domestically and internationally, approximately $3.4 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues and approximately $2.4 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Brio believes that as it continues to expand its direct sales and pre-sales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased by 23% from $2.7 million for the three months ended December 31, 1998 to $3.3 million for the three months ended December 31, 1999. Approximately $440,000 of the increase was attributable increased personnel and related costs and approximately

$160,000 of the increase was attributable to fees to support Brio's growth and facilities expansion. General and administrative expenses also increased by 42% from $7.3 million for the nine months ended December 31, 1998 to $10.4 million for the nine months ended December 31, 1999. Approximately $2.0 million of the increase was attributable to legal fees related to the Business Objects, S.A. litigation and increased professional fees necessary to manage and support Brio's growth and facilities expansion and approximately $1.1 million of the increase was attributable to increased personnel related costs. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   In-process Research and Development. In connection with the acquisition of MerlinSoft, Inc. (Merlinsoft), Brio allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. While Brio relied upon an independent, third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. At the acquisition date, the development of these projects had not yet reached technological feasibility due to issues involving the completion of scalability, performance and security functions and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess of the purchase price over identified intangible assets was approximately $600,000.

   The value assigned to purchased in-process research and development was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology.

   To date, Merlinsoft's results have not differed significantly from the forecast assumptions. Brio's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in Brio's suite of products. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

   Non-recurring Operating Expenses. Non-recurring operating expenses in the three and nine months ended December 31, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  December 31,    December 31,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------  ------  ------- ------
   Merger and restructuring costs............... $  896  $   --  $13,160 $   --
   Settlement costs.............................     --      --    9,137 $   --
                                                 ------  ------  ------- ------
     Total non-recurring costs.................. $  896  $   --  $22,297 $   --
                                                 ======  ======  ======= ======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended December 31, 1999, merger and restructuring costs of $896,000 consisted of $155,000 in transaction and related professional fees, $377,000 in severance costs to terminate employees and $364,000 in other miscellaneous merger-related expenses. For the nine months ended December 31, 1999, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to quarter-end and substantially all of the merger-related expenses were incurred prior to quarter-end. Brio expects that substantially all of the merger-related charges for the quarter ended December 31, 1999, will be paid by March 2000.

   On September 9, 1999, Brio and Business Objects, S.A. announced the settlement of a patent infringement action, pending in the U.S. District Court for the Northern District of California in San Jose, pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable quarterly in $1.0 million payments over the next 10 quarters, with the first payment due September 30, 1999. Settlement costs of $9.1 million, which represent the net present value of the quarterly payments, are included in non-recurring operating expenses for the nine months ended December 31, 1999. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share. Brio recorded deferred compensation of $250,500 representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $29,000 was expensed during the three months ended December 31, 1998, approximately $99,000 was expensed during the nine months ended December 31, 1998, approximately $33,000 was expensed during the three months ended December 31, 1999, approximately $130,000 was expensed during the nine months ended December 31, 1999 and the balance will be expensed ratably over the next three years as the options vest.

Interest and Other Income, Net

   Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest incurred on Brio's bank line of credit. Interest and other income, net, decreased from $459,000 for the three months ended December 31, 1998 to $341,000 for the three months ended December 31, 1999. The decrease in interest and other income, net for the three months ended December 31, 1999 is attributable to interest charges relating to the B.O. litigation settlement and lower cash and short-term investment balances. Interest and other income, net also decreased from $1.1 million for the nine months ended December 31, 1998 to $520,000 for the nine months ended December 31, 1999. The decrease in interest and other income, net for the nine months ended December 31, 1999 is attributable to a loss provision recorded for a permanent impairment on a marketable security owned by Brio in the amount of $346,000, interest charges relating to the B.O. litigation settlement and lower cash and short-term investment balance.

Income Taxes

   Brio's effective tax rate in the third quarter of fiscal 2000 was 9%. The increase in the effective tax rate over the third quarter of fiscal 1999 relates primarily to the increase in profitability, offset by the utilization of Federal and State net operating loss carry forwards in fiscal 1999.

Liquidity and Capital Resources

   As of December 31, 1999, Brio had cash, cash equivalents and short-term investments of $31.4 million. In addition, Brio maintains an accounts receivable-based line of credit which provides for up to $15.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line of credit. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to secure the Bank's interest in the accounts receivables. The line of credit requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00. The line of credit expires on December 31, 2000, when any amounts outstanding thereunder would be due and payable. As of December 31, 1999, there were no outstanding bank borrowings.

   Net cash provided by operating activities was $3.0 million for the nine months ended December 31, 1998 and net cash used in operating activities was $4.9 million for the nine months ended December 31, 1999. The decrease of $7.9 million was due to changes in operating assets and liabilities of approximately $6.0 million, offset by increases in net losses of approximately $13.9 million.

   Net cash used in investing activities was $15.1 million for the nine months ended December 31, 1998, consisting primarily of $12.1 million for the purchase of short term investments and $3.0 million for purchases of property and equipment. Net cash used in investing activities was $10.6 million for the nine months ended December 31, 1999, consisting primarily of $6.3 million for the purchase of short-term investments, net, and approximately $4.3 million for the purchase of property and equipment.

   Net cash provided by financing activities was $27.8 million for the nine months ended December 31, 1998, consisting primarily of the net proceeds from Brio's initial public offering. Net cash provided by financing activities was $5.0 million for the nine months ended December 31, 1999, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders, net of repayments of notes payable.

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

   Risks. As of December 31, 1999, we did not experience any operational interruptions due to the year 2000 problem. We did not experience operational difficulties caused by undetected errors or defects in the technology we use in our internal systems. Brio's year 2000 readiness team developed and implemented a four phase approach in order to prepare the organization for any interruption which could have occurred on the advent of the year 2000.

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

  . In phase two, Brio identified mission critical technology systems and proceeded to test these systems for their year 2000 compliance. Testing included automated polling of networked client and server computers, compilation of relevant data regarding the software used by Brio, and a manual review of the compiled data to locate systems which may be vulnerable to year 2000 problems. This phase also included the establishment of replica systems for critical software and hardware systems, rolling forward the replica date to December 31, 1999, allowing the system to roll over into the year 2000 and observing the results. End users and Brio's year 2000 readiness team will conducted simulations, and verified and evaluated compliance and tested integrated systems for potential failure which might occur. Brio completed phase two in December 1999.

  . In phase three, Brio's year 2000 readiness team, working with end users and management, developed contingency plans for mission-critical technology systems. Brio completed phase three in December 1999.

  . In phase four, Brio's year 2000 readiness team, information technology department staff and end users performed tests and evaluated the readiness of mission critical technology systems on December 31, 1999. In order to circumvent system failures resulting from any unanticipated year 2000 failures, all mission critical technology systems were tested and judged to be ready for the start of the next business day.

   Cost. Brio anticipated that the total cost of the year 2000 program, including the cost of material upgrades, purchase of replica servers, software modifications and related consulting fees, would be approximately $150,000. To date, the costs associated with the year 2000 program have not differed significantly from the forecast estimate.

   Contingency Plans. Brio did not experience any significant system failures as the result of the Year 2000 problem. Brio has not yet finalized any contingency plans as a result of its year 2000 readiness program, but will prepare contingency plans if required upon the results of ongoing assessments of the Year 2000 problem.

Risk Factors That May Affect Future Operating Results

   We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21B and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into this quarterly report on Form 10-Q by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. As of December 31, 1999, Brio had stockholders' equity of approximately $21.3 million.

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

   Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets. To address these risks, the company must:

  . successfully increase the scope of its operations;

  . respond to competitive developments;

  . continue to attract, retain and motivate qualified personnel; and

  . continue to commercialize products incorporating advanced technologies.

   Brio may not be able to achieve these goals.

   If Brio and SQRIBE do not effectively integrate their technologies, operations and personnel, the combined company will not realize the expected financial and marketing benefits of the merger. Brio expects the merger to result in improved cross-selling opportunities, and increased market presence and an enhanced product line. To achieve these benefits, Brio must effectively integrate technologies, operations and personnel in a timely and efficient manner. If this cannot be done, the combined company may not realize the expected benefits from the merger. In particular, if the integration is not successful:

  . the combined company may lose personnel;

  . the combined company may not be able to retain SQRIBE's customer base to the extent expected; and

  . the process of integrating operations could cause and interruption of the combined company's ongoing business activties.

   Any of these factors could hurt the combined company's operating results. In addition, the costs of the merger could exceed management's expectations and the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, either of which could harm the combined company's business, results of operations or financial condition.

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

   If Brio's operating results do not meet financial analysts' expectations, our stock price may decline. In the future, our reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In that event, Brio's common stock price could be materially reduced.

   Because Brio depends on a direct sales force, any failure by Brio to attract and retain adequate sales personnel could slow its sales and increase its expenses, causing significant financial and operational risks. Brio may not be able to attract and retain adequate sales personnel, despite the expenditure of significant resources to do so, and the failure to do so could materially harm its ability to sell its products at expected levels. Because turnover tends to slow sales efforts until replacement personnel can be recruited and trained, failure to retain sales personnel could seriously hamper its business, operating results and financial condition. Competition for personnel with a sufficient level of expertise and experience for direct sales positions is intense, particularly among competitors who may have substantially greater resources than the company or greater resources dedicated to hiring direct sales personnel. In addition, Brio has experienced significant turnover of its sales force.

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

   Brio has recently experienced difficulties in hiring highly qualified sales and engineering personnel, and may continue to have difficulty in attracting employees in those categories. Brio has employment contracts with five members of its executive management personnel. Brio currently maintains "key person" life insurance only on Yorgen Edholm, its President and Chief Executive Officer, and Katherine Glassey, its Executive Vice President, Business Intelligence Products and Chief Technology Officer. Brio does not believe its current insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey.

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

   Current and potential competitors offer a variety of software solutions and generally fall within several categories:

  . vendors of business intelligence software, such as Cognos, Business
    Objects, Hummingbird and Seagate Software;

  . vendors offering alternative approaches to delivering analysis capabilities to users, such as Information Advantage, Actuate and MicroStrategy;

  . vendors offering enterprise information portal software, such as Plumtree and Viador;

  . database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Arbor and Oracle; and

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

  . completeness of product offering;

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

  . seasonal reductions in business activity during the summer months in Europe; and

  . potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, on Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries of approximately $227,000 in fiscal 1998 and approximately $13,000 in fiscal 1999.

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

   The year 2000 problem could cause Brio's software products to malfunction and Brio's customers to cease their purchasing of Brio's products. Brio's computer systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. Brio relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, networks and telecommunications equipment. Brio also relies, directly and indirectly, on external systems of business enterprises including customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data. Although Brio did not experience significant system failures as the result of the Year 2000, it is continuing to identify the impact of year 2000 issues on its internal systems and determine whether it can resolve these issues without disruption of its business and without incurring significant expense.

   In addition, even though Brio's internal systems were not materially affected by the year 2000 issue, Brio could be affected through disruption in the operation of the enterprises with which it interacts. No issues have been identified to-date, however, Brio believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or patch their current software systems to comply with year 2000 requirements. These expenditures may result in reduced funds available to purchase software products like those offered by Brio, which could have a material adverse effect on Brio's business, operating results and financial condition.

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

   Brio has one issued patent and one pending patent application. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S patent and one pending application. This patent application may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that Brio may come to own.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of December 31, 1999, Brio had $10.6 million of cash and cash equivalents with a weighted average variable rate of 4.5% and $20.8 million of short-term investments with a weighted average variable rate of 5.6%.

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

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At December 31, 1999 there were no outstanding foreign currency exchange contracts.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2 and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio was not infringing the patent and that the patent was invalid and enforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999 Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 for $10.0 million. Settlement costs of $9.1 million, which represent the net present value of the 10 quarterly payments, are included in non-recurring operating expenses for the nine months ended December 31, 1999. The remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

Item 2. Changes in Securities and Use of Proceeds.

   Not applicable.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

   Not applicable.

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

                                          Brio Technology, Inc.

                                                    /s/ Karen J. Willem
                                          By: _________________________________
                                             Karen J. Willem
                                             Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

Date: February 14, 2000

                                 EXHIBIT INDEX

 27.1 Financial Data Schedule