Form 10-K405/A
period 1999-03-31
BRIO TECHNOLOGY INC
filed 2000-05-11
CIK 1056294

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to______________

                       Commission file number: 000-23997

                               ________________

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

                               ________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2) YES [X]
NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $318,269,327 as of April 28, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 27,755,649 shares of the registrant's Common Stock issued and outstanding as of April 28, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders held on August 3, 1999.

================================================================================

                                     PART I

  Certain statements in this Annual Report on Form 10-K, including certain statements contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Operating Results."

Item 1. Business.

Overview

  Brio Technology is a leader in developing, marketing and supporting enterprise business intelligence software. Enterprise business intelligence software is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis, resulting in more informed business decisions. Brio's product suite offers a comprehensive platform for rapidly implementing and deploying business intelligence solutions that meet the needs of both information technology-savvy "information producers" and non-technical "information consumers" throughout an organization. Brio's products are flexible enough to accommodate the growth of Brio's customers and to effectively incorporate a wide range of available corporate data sources, including data marts, data warehouses, operational data stores, enterprise resource planning (ERP) systems, customer relationship management (CRM) systems, sales force automation (SFA) systems and other computer software applications.

  Brio sells and markets its software and services through its direct sales and services organizations located in North America, the United Kingdom, France, Germany, Japan and Australia as well as worldwide through its indirect channel of value-added resellers and distributors. See Note 4 of Notes to Consolidated Financial Statements for additional information about geographic revenue.

  Brio currently serves thousands of organizations worldwide with over 4,000 sites and features over one third of the Fortune 500 as customers. Brio customers include Alaska Airlines, AT&T, British Telecom, California State University System, Carrefour, Compaq Computer Corp., Fidelity Investment, Hewlett-Packard, Hoffman LaRoche, Hughes Communications, IBM, Merrill Lynch, Motorola, Sun Microsystems and the U.S. Army.

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

  At the same time, the Web has not only transformed how information is produced and distributed within an organization, but also has enabled organizations to extend access to information to their business partners and customers. The Web has created the opportunity for new populations of business professionals, both inside and outside an organization, to have access to published business information. To fully capitalize on this opportunity, however, organizations require that:

     . their business intelligence software products take full advantage of the distribution and delivery benefits offered by the Web;
     . their software integrates with the organization's existing systems; and . their software provides a comprehensive solution to the organization's information needs.

  In the absence of a comprehensive platform, organizations have deployed partial solutions for their reporting, analysis and information access needs. However, many organizations are realizing that incompatible and disparate reporting and analysis tools have inhibited the production and distribution of information. In addition, they are also realizing that they do not have the time to deploy two separate systems to service internal employees and external constituencies such as business partners and customers. As a result, Brio believes that organizations need a comprehensive, easy-to-use business intelligence product solution that unifies access to all business information, meets the needs of all users inside and outside the enterprise and is effective in traditional network as well as email and Web environments.

Brio Solution

  Brio ONE is Brio's flagship offering, a complete business intelligence solution that integrates business intelligence, enterprise reporting, analytic applications and enterprise information portal software. Brio ONE is the result of Brio's integration of its software with the technologies it acquired as part of the merger with SQRIBE Technologies Corp. in August 1999. The Brio ONE business intelligence solution takes the entire enterprise into account-- supporting traditional "brick-and-mortar" business requirements as well as the demands of the new e-business model. Brio ONE is designed to meet the complete range of decision-making needs--including internal employees as well as external customers, vendors and business partners. Brio ONE aims to increase the business value of enterprise information by empowering everyone in the enterprise to easily access and utilize the information they need to make better business decisions.

  Brio ONE is designed to couple ease of experience for both users and information technology (IT) staff with scalability and performance. In terms of ease of experience, Brio ONE:

     .  has an intuitive interface and is easy to use;
     .  delivers a personalized experience for each end user;
     .  adapts to individual work styles and information needs;
     . accommodates real-time interaction with information for greater understanding; and
     . streamlines the IT requirements for implementation, administration and maintenance.

  In terms of scalability and performance, Brio ONE:

     . scales in multiple dimensions from work groups to the enterprise to the Internet, from bytes to terabytes of data, from one to hundreds of database and application servers and from one to thousands of users and
     . can distribute processing and operate across the broadest range of platforms of any business intelligence vendor.

  Brio ONE supports the full range of information delivery and analysis requirements for users throughout the enterprise, at every level of experience, technological sophistication and security clearance. Brio ONE facilitates business intelligence by:

     .  enhancing the value of existing enterprise information;
     . leveraging customers' information assets and infrastructure, including ERP applications, data marts and data warehouses; and
     . empowering personnel, at every level of the enterprise as well as externally, to find, use and publish information that contributes to the enterprise's success.

Brio Strategy

  Brio's strategy is to be a leading provider of enterprise business intelligence software solutions for traditional Fortune 1000 companies who use Brio products to manage their internal business and to leverage the Internet to extend information value to their customers and partners. The following are key elements of Brio's strategy:

  Extend Technology Leadership. Brio has designed its products to satisfy customers' desire for rapid implementation, intuitive user interfaces, easy integration with existing database and other system software, high performance and limited information technology staff support. Brio's products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture and Web access and delivery technology based on standards such as Java, HTML and XML. Brio intends to devote significant resources to research and development efforts and to form strategic relationships that will enable Brio to further enhance its products' functionality and ease of use.

  Broaden Distribution Channels. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan and Australia. In addition, Brio has sold its products worldwide through value added resellers, resellers and distributors. Brio intends to grow its direct sales organization to intensify its coverage of large organizations and to augment its telesales operation to cover smaller organizations. In addition, Brio will continue to both leverage and grow its existing network of value-added resellers, resellers and distributors to expand its indirect distribution channel worldwide.

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

  Leverage Industry Relationships. To accelerate the adoption of Brio's products as a standard platform for business intelligence, Brio has formed strategic relationships that provide for enhanced compatibility with partner technology as well as increased market exposure and sales opportunities for Brio's products and services. Brio's partners include industry-leading providers of software and hardware, such as IBM, Microsoft, Oracle and Peoplesoft, that compliment Brio's product and service offerings, and providers of a wide range of training, implementation and application development services related to Brio's products. Brio's strategic relationships with IBM, Microsoft, Oracle and Peoplesoft have, to date, consisted of:

     . Brio's participation in various sales and marketing initiatives sponsored by these companies, including joint presentations at industry trade shows and conferences; and
     . agreements by Brio to support certain technology standards promoted by these companies.

  Increase International Presence. Outside of the United States, Brio

     . has direct sales offices in Canada, the United Kingdom, France, Germany, Japan and Australia;
     . has established distributor relationships in more than 20 countries, including Belgium, Italy, Japan, The Netherlands and South Africa; and
     . has localized products in Chinese, French, German, Italian, Japanese, Portuguese (Brazilian) and Spanish.

  Brio intends to expand its global sales capabilities by increasing the size of its direct sales and sales support organizations, expanding its distribution channels in Europe, Latin America and Asia/Pacific and continuing localization efforts of its products in selected markets.

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

Products and Technology

  Brio offers a set of technologies that create an integrated business intelligence platform called "Brio ONE". Brio ONE is designed to meet the entire range of business intelligence needs of companies who need to provide decision processing and self-service business intelligence to a broad constituency of individuals, including,employees, customers and business partners. Brio ONE's product functionality includes enterprise reporting, analytical reporting, ad hoc query and on-line analytical processing (OLAP), as well as tools for building and deploying a wide range of analytic applications.

  All of the products within the Brio ONE platform are designed to deliver enterprise-caliber scalability, performance and ease of experience to users.

  The major benefits of Brio ONE include the ability to:

     . provide universal access to all information sources "inside and outside" the enterprise, including: data stored and maintained in data warehouses and data marts; ERP, SFA and CRM systems and other corporate or departmental applications; as well as documents, spreadsheets and other unstructured data;
     . support the delivery of information and content across the entire Web-enabled enterprise;
     . support the decision-processing needs of everyone in your enterprise, including information producers (e.g., IT and power users) as well as information consumers; and
     . implement a single-source solution that supports the development and delivery of a wide-range of decision-processing applications, from personal query and reporting applications to strategic analytic applications.

  Brio ONE is comprised of the following integrated product line solutions:

     .  Brio.Enterprise, Brio's integrated business intelligence suite;
     .  Brio.Report, Brio's enterprise reporting technology;
     .  Brio.Portal, Brio's Enterprise Information Portal ; and
     . Brio.Applications, Brio's analytic application suite for strategic business analysis and performance management.

Brio Enterprise

  Brio.Enterprise is Brio's integrated business intelligence suite that incorporates query, analysis and analytical reporting capabilities for client/server and Web environments. Brio.Enterprise includes: BrioQuery Designer, BrioQuery Explorer, BrioQuery Navigator, Brio.Insight, Brio.QuickView and the Brio Enterprise Server (comprised of the OnDemand Server and the Broadcast Server).

  BrioQuery. All editions of BrioQuery unify query, analysis, reporting and charting capabilities in one product for client server connected users. To meet the differing needs of these users, BrioQuery is available in three editions:

     . BrioQuery Designer extends the core BrioQuery capabilities with database administration functionality, security, auditing and setup features to enable information technology departments to manage and control the business intelligence environment;

     . BrioQuery Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data and reports and need to be able to create their own queries, analyses and reports; and

     . BrioQuery Navigator is used by analysts or information consumers who do not have the technical ability or need to directly access database tables. These users typically only need access to pre-defined data and reports that they can use as a basis for independent analyses.

  Web-based Products. Brio's Web-based client products provide users with a wide range of report, query and analytical capabilities within standard Web browsers. Together with Brio's server-based products, they enable organizations to deploy software that facilitates simplified administration and maintenance. Brio's web-based products include:

     . Brio.Insight. Employing the same user-interface as BrioQuery, Brio.Insight delivers interactive query, analysis, reporting and charting capabilities inside a standard Web browser. Whether connected to the Web, to the Brio Enterprise Server, or operating without connection, Brio.Insight enables users to go beyond viewing static reports and to perform independent analysis and reporting on the delivered information.

     . Brio.Quickview. Brio.Quickview enables organizations to deliver a portfolio of "view only" reports to users through a Web browser. These portfolios can include fully formatted reports with color, highlights, charts and tables. When used in conjunction with the Brio Enterprise Server, Brio.Quickview provides users with the option to refresh the data that is used to create their portfolio, or to limit the view based on a set of criteria.

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

     . Broadcast Server. The Broadcast Server enables information technology departments to control the integrity and distribution of business information. It allows information producers to take queries, analyses and reports created with BrioQuery, and to schedule automatic processing and delivery of such reports based on date, time, or event. The Broadcast Server pushes the reports and documents in a highly compressed format out to Web, client-server and mobile users via file transfer protocol, email, Web servers, and network file servers and printers.

     . OnDemand Server. The OnDemand Server offers both mobile and desktop users easy and secure access to a variety of data sources. Users can make queries over the Web or on the server; the server can then pre-build reports and transmit them to Brio's Web client products, Brio.Insight and Brio.Quickview. With the OnDemand Server and Brio's adaptive reporting feature, information technology departments can determine on a report-by-report basis the level of Brio.Insight and Brio.Quickview functionality and interactivity that a particular user is allowed. The OnDemand Server also automates the installation and maintenance of Brio's Web client software.

Brio.Report

  Brio.Report is a high-volume, high-performance server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from Brio.Report can range from high-volume printed reports to highly interactive reports delivered via the Web. Brio.Report consists of Brio.Report Builder, SQR Server, Brio.Report Viewer and Brio.Report Activator, as described below:

     . Brio.Report Builder. A powerful and flexible graphical report development environment, Brio.Report Builder enables users to rapidly create enterprise reports via an easy point-and-click interface. With Brio.Report Builder, you can easily embed visual analysis capabilities right into the interactive reports they create, reducing the amount of time spent customizing and personalizing reports for individual end users. Brio.Report Builder also enables power users to quickly build personalized reports without assistance from their information technology personnel.

     . Brio.Report SQR Server. A core component of the Brio.Report enterprise reporting solution, Brio.Report SQR Server is a powerful report processing and data manipulation technology for high-performance reporting. It provides native access to over 125 combinations of databases and operating environments and enables customers to take advantage of the powerful SQR programming language.

     . Brio.Report Viewer. Brio.Report Viewer is a utility for viewing end-user reports.

     . Brio.Report Activator. Brio.Report Activator provides a set of integration components and ActiveX controls designed to enable developers to add extensive, flexible data-access and reporting features to commercial and custom Microsoft Windows applications, allowing users of those applications to pull information from databases easily and quickly.

Brio.Portal

  Brio.Portal is designed to provide dynamic, self-service access to enterprise information to everyone across the enterprise. Brio.Portal's dynamic distributed architecture includes a browser-based interface and a set of server-based cooperative services that manage, secure and distribute information objects. Brio.Portal's browser-based user interface and the content end users have access to, are automatically personalized based on each user's preferences and administrator authorization. Brio.Portal consists of the following two products:

     . Brio.Portal Administrator. This graphic user internface (GUI)-based management interface enables administrators distributed across the enterprise to easily load content into the Brio.Portal repository, organize and catalog information using dynamically evolving categories, assign privileges to users and groups, assign permissions for content items and manage life span for repository content.

     . Brio.Portal Services. Brio.Portal's multi-threaded services can be replicated, as required, enabling the product to scale to support hundreds of thousands of users and a virtually unlimited number of information objects.

Brio.Applications

  With the Brio.Applications analytic applications suite, Brio is delivering a flexible, powerful and evolutionary application framework to meet strategic analysis and performance management requirements. The initial product offering in the Brio.Applications suite is the Brio.Impact Revenue Optimization Application.

  Brio.Impact Revenue Optimization Application is designed specifically to help executives and managers proactively analyze revenue performance and market dynamics to better understand what factors are really driving revenue and to develop the best strategies for further increasing those revenues. Armed with such insight, a company's sales and marketing efforts can be better focused on aggressively driving the value it receives for each product or service it sells. Its key features include:

     . a complete and customizable analytic foundation that captures and automates best practices and analytical methods for analyzing and optimizing revenue performance;
     . a tightly integrated, collaborative framework by which all users share and interact with the same embedded business and analytical models, tactics and plans;
     . an easy-to-use "performance dashboard" that provides intelligent navigation paths to isolate anomalies and analyze performance in the same way that top performers analyze and make decisions about their business; and
     . sophisticated performance improvement loops to continuously capture new knowledge and management approaches and incorporate them into the system.

Platforms

  Brio's enterprise reporting products, business intelligence solutions, enterprise information portal, enterprise reporting solutions and enterprise analytical applications are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HP-UX and Sun Solaris). Brio's client products currently operate on a number of operating systems including Windows
(95, 98 and NT), PowerMac and UNIX (AIX, HP-UX and Sun Solaris).   Brio's
products provide native, ODBC, DB2 and OLEDB connectivity to a variety of data sources including relational database management systems such as Oracle, DB2, SQL Server and Adaptive Server, non-relational database management systems such as Hyperion Essbase, Microsoft On-line Analytical Processing Services and Informix Metacube.

  Brio's success in the future will depend upon its ability to develop new products and its ability to sell larger, organization-wide sales of its products.

Sales and Marketing

  Sales. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan and Australia, and has sold its products worldwide through value-added resellers, or "VARs", resellers and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing, or requests for proposals from prospects. Brio's field sales force conducts multiple presentations and demonstrations of Brio's products to management and users at customer sites as part of the direct sales effort. Sales cycles typically range from three to nine months. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with Brio's VAR's, resellers and distributors. The direct sales force provides local partner support and engages in joint sales efforts with partners while the channel sales organization provides channel management.

  To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VAR's, resellers and distributors accounted for approximately 21% of total revenues for fiscal 1997, 24% of Brio's total revenues in fiscal 1998 and 21% of Brio's total revenues for fiscal 1999.

  Brio intends to grow its direct sales organization. Brio also intends to grow its telesales operation in order to cover smaller organizations. In addition, Brio will realign and grow its channel sales organization to develop new market opportunities and continue to leverage and grow its existing network of VAR's, resellers and distributors to expand its indirect distribution channel worldwide. Brio currently expects that it will fund such expansion out of its working capital. Brio's agreements with its VARs generally provide VARs with a right to resell a customized version of Brio's products in conjunction with sales of the VAR's products or services. Brio typically offers its VAR's a purchase discount as an incentive for the VAR's to sell Brio's products. Brio does not typically grant exclusive sales territories to its distributors.

  Marketing. Brio is focused on building market awareness and acceptance of Brio and its products as well as on developing strategic partnerships. Brio has a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key local and global partners. Brio's corporate marketing strategy includes extensive public relations activities, a conference and trade show speakers program, as well as programs to work closely with key analysts and other influential third parties. Brio's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. Brio has effectively used local, regional and Web-based seminars to assist prospects in selecting enterprise business intelligence solutions, enterprise information portal and enterprise reporting solutions. Brio has used the Web to further the interest and lead generation process and to improve the quality of the leads that it provides to the sales organization. Brio's Web site has become an effective lead generation program. Brio has invested in building a partner and channel marketing function which helps to recruit, train, support and conduct cooperative marketing with technology partners, system integrators, consultants, resellers and VAR's. These programs help to foster strong relationships between Brio and its various partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

  Brio's sales and marketing organization consisted of 254 full-time employees as of March 31, 1999. The sales and marketing staff is based at Brio's corporate headquarters in Palo Alto, California. Brio also has field sales offices in the metropolitan areas of Chicago, New York, Los Angeles, Atlanta, Washington D.C. and Dallas.

Research and Development

  Research and development created the products that have been the basis for Brio's success, and Brio intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. Brio believes that its future success will, in large part, depend on its ability to maintain and improve current products, and to develop new products that meet business to business analytic needs. Brio is organized into Business Units comprised of product management, product marketing, engineering, quality assurance and technical publications. As of March 31, 1999, Brio's research and development organization consisted of 102 full-time employees. Product requirements are based on customer feedback, technical support experience, market analysis and technology trends. Brio employs a professional development methodology that constantly monitors customer satisfaction, quality, cost and delivery schedules.

Customer and Technical Support

  Brio believes that a high level of customer support is important to the successful marketing and sale of its products. Maintenance and support contracts, which are typically for twelve months and offered with the initial license, may be renewed annually and are typically set at a percentage of the total license fee. A large portion of Brio's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades at no additional cost if and when available and technical hotline support. Customers purchasing maintenance are able to access hotline telephone support. Incoming customer calls are immediately logged into the support database at the time of the call. Brio supplements its standard telephone hotline support with a number of Web-based support services, including access to frequently asked questions, a patch download area and an interface to Brio's technical support department's problem-tracking database, which allows customers to submit cases and view the status of any of their current cases on-line. Users of Brio's products can attend regional user group conferences throughout the year. To improve user access to explanatory materials, Brio provides on-line documentation with all of its products. Among other things, such documentation includes detailed explanations of product features as well as problem-solving tips for middleware connections.

Competition

  The market in which Brio operates is still developing, and is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Brio's current and potential competitors offer a variety of software solutions and generally fall within several categories:

     . vendors of business intelligence software such as Cognos, Business Objects, Seagate Software and Hummingbird;

     . vendors offering alternative approaches to delivering analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;
     . vendors offering enterprise information portal software, such as Plumtree and Viador;
     . database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Arbor; and
     . other companies that may in the future announce offerings of an enterprise business intelligence solution.

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

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Brio's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of Brio, thereby limiting Brio's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect Brio's ability to obtain new licenses and maintenance and support renewals for existing licenses, on terms favorable to Brio. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on Brio's business, operating results and financial condition. There can be no assurance that Brio will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon Brio's business, operating results and financial condition.

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

  Brio seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Brio currently has one United States patent and one pending patent application. This patent application may not result in the issuance of a patent. Our issued patent and any additional patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to our technology or design around our patent or any other patent that Brio may come to own.

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

  Finally, in the future Brio may rely upon software that it may license from third parties, including software that may be integrated with Brio's internally developed software and used in Brio's products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Brio's inability to obtain or maintain any third-party software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on Brio's business, operating results and financial condition.

Employees

  As of March 31, 1999, Brio had 485 employees, including 254 in sales and marketing, 75 in services and support, 102 in research and development and 54 in general and administrative functions. Brio believes its employee relations are good. Brio's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. Brio has employment contracts with only five members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, Brio's President and Chief Executive Officer, and Katherine Glassey, Brio's Executive Vice President, Business Intelligence Products and Chief Technology Officer. Brio does not believe such insurance would adequately compensate it for the loss of either Mr. Edholm or Ms. Glassey.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of Brio and their ages as of May 8, 2000 are as follows:

             Name                                Age                            Position(s)
             ----                                ---                            -----------
Yorgen H. Edholm..............................    44   President, Chief Executive Officer
Katherine Glassey.............................    42   Chief Technology Officer, Executive Vice President, Business
                                                       Intelligence Products and Director
Scott Chalmers................................    56   Executive Vice President, Worldwide Sales Operations
Tamara MacDuff................................    42   Chief Financial Officer and Executive Vice President, Finance and
                                                       Operations
John Schroeder................................    44   Executive Vice President, Products and Services

  Yorgen H. Edholm is a co-founder of the Company and has been its President and Chief Executive Officer since inception. Prior to founding the Company, Mr. Edholm was a manager with the Management Consulting Division of Arthur Young & Company in New York (now Ernst & Young, LLP) where he co-founded the microcomputer-based Decision Support Systems Group. Before that, Mr. Edholm was a product manager with Industry Mathematics AB in Stockholm, Sweden. Mr. Edholm holds a M.S. degree in Computer Science and Applied Mathematics from the School of Physical Engineering at the Royal Institute of Technology in Stockholm, Sweden and an M.B.A. degree in Organizational Behavior and International Economics from the Stockholm School of Economics in Stockholm, Sweden. Mr. Edholm is the spouse of Katherine Glassey.

  Katherine Glassey is a co-founder of the Company and has been its Chief Technology Officer since January 1997 and has been a director since inception. Ms. Glassey is also the Executive Vice President, Business Intelligence Products. Prior to joining the Company, Ms. Glassey established and managed application development and consulting organizations for Metaphor Computer Systems, Inc. ("Metaphor"), a decision support hardware and software company. Before joining Metaphor, Ms. Glassey was a Senior Consultant with the Management Consulting Division of Arthur Young & Company in New York. During that time, she co-founded the microcomputer-based Decision Support Systems Group whose charter was to use personal computers to enable end-users to make decisions based on corporate data. Ms. Glassey holds a B.S. degree in Operations Research from Cornell University with a Minor in English Literature. Ms. Glassey is the spouse of Yorgen H. Edholm.

  Scott Chalmers joined Brio as Executive Vice President, Worldwide Sales in August 1999 in connection with the Company's merger with SQRIBE Technologies Corp., where Mr. Chalmers had served as vice president of sales since joining in April 1998. Prior to SQRIBE, he was vice president of worldwide sales for Visigenic Software, where he was responsible for all of the company's sales activity, including direct and channel sales. Prior to that, he was with Informix Software as vice president of U.S. sales. His previous experience also includes sales management positions at AT&T and IBM. Mr. Chalmers holds a master's degree in business administration from the University of California at Los Angeles and a bachelor's degree from Oklahoma University.

  Tamara MacDuff joined Brio in 1992 and is currently the Chief Financial Officer and Executive Vice President, Finance and Operations. Prior to Brio, she was a consultant with a public accounting firm providing business advisory services. Ms. MacDuff holds a bachelor's degree in finance with a minor in accounting from San Jose State University. Ms. MacDuff is also a Certified Public Accountant.

  John Schroeder joined Brio as Executive Vice President, Products and Services in August 1999 in connection with the Company's merger with SQRIBE Technologies Corp. At SQRIBE, which he joined in 1996, Mr. Schroeder oversaw the development of the company's enterprise reporting and information delivery architecture. Mr. Schroeder has also held executive positions at Compuware Corp., where he was general manager of the company's applications management products business, and at Candle Corp., where he served as executive director responsible for systems management products. He holds a bachelor's degree in computer science from Southern Illinois University.

Item 2. Properties.

  Brio's principal executive offices are located in Palo Alto, California where Brio leases approximately 41,000 square feet under a lease that expires in January 2004, approximately 12,000 square feet under a lease that expires in October 2003 and approximately 30,000 square feet under a lease that expires in March 2000. Brio also leases space (typically less than 4,000 square feet) in various geographic locations primarily for sales and support personnel. Brio believes that its current facilities are adequate to meet its needs through the end of 1999, at which time Brio may need to lease additional space.

  In December 1999, Brio entered into a new lease agreement commencing on June 1, 2000 for its new corporate headquarters. The lease expires in May 2010 and calls for average monthly payments over the term of the lease of approximately $378,000 per month.

  Brio was incorporated in California in February 1989 and was reincorporated in Delaware in April 1998. Its principal executive offices are located at 3460 West Bayshore Road, Palo Alto CA 94303. Its telephone number at that location is
(650) 856-8000.

Item 3. Legal Proceedings.

  On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that patent is invalid and enforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999 Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving a patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 quarters with the first payment due September 30, 1999. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "BRYO" since the Company's initial public offering on May 1, 1998. As of April 1, 2000 the Company changed its symbol to "BRIO." The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the NASDAQ National Market for the periods indicated.

                                                                                                            High           Low
                                                                                                            ----           ---
Fiscal year ended March 31, 1999:
First Quarter (ending June 30, 1998).............................................................           $19.06        $11.00
Second Quarter (ending September 30, 1998).......................................................           $13.88        $ 7.38
Third Quarter (ending December 31, 1998).........................................................           $18.25        $ 7.00
Fourth Quarter (ending March 31, 1999)...........................................................           $26.50        $14.38

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

Item 6. Selected Financial Data.

  In August 1999, Brio completed its merger with SQRIBE Technologies Corp. ("SQRIBE") in a transaction accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated for all periods presented, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. Restated historical consolidated financial statements combine the SQRIBE results for the fiscal years ended December 31, 1998, 1997 and 1996 with Brio's results for the years ended March 31, 1999, 1998 and 1997, respectively. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet of Brio at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. See note 3 of Notes to Consolidated Financial Statements for additional information.

  The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 1999, 1998 and 1997, and the selected consolidated balance sheet data as of March 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Brio appearing elsewhere in this Report. The selected consolidated statements of operations data for the years ended March 31, 1996 and 1995, and the selected consolidated balance sheet data as of March 31, 1997, 1996 and 1995, are derived from the audited Consolidated Financial Statements of Brio not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

                                                                                           Years Ended March 31,
                                                                                           ---------------------
                                                                             1999        1998        1997      1996        1995
                                                                             ----        ----        ----      ----        ----
                                                                                   (In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues.........................................................    $85,686    $ 51,895    $31,383     $15,945     $12,107
Income (loss) from operations..........................................     (1,767)    (15,694)    (8,618)     (7,869)      1,305
Net income (loss)......................................................        163     (15,723)    (8,624)     (8,066)      1,171
Net income (loss) applicable to common stock...........................       (753)    (15,723)    (8,624)     (8,066)      1,171
Basic net income (loss) per share......................................    $ (0.04)   $  (1.22)   $ (0.66)    $ (0.65)    $  0.09
Shares used in computing basic net income (loss) per share.............     19,984      12,871     13,018      12,374      12,451
Diluted net income (loss) per share....................................    $ (0.04)   $  (1.22)   $ (0.66)    $ (0.65)    $  0.09
Shares used in computing diluted net income (loss) per share...........     19,984      12,871     13,018      12,374      12,518
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments......................    $35,311    $  7,326    $ 4,020     $ 2,541     $ 3,449
Total assets...........................................................     68,260      29,423     17,947       9,558       8,255
Redeemable common stock................................................      3,110         344        516         516          --
Stockholders' equity (deficit).........................................     26,288      (1,264)       152         547       3,152

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

Overview

  Brio designs, develops, markets and supports enterprise business intelligence software, which is software that enables organizations to maximize the value of their corporate information through intuitive, interactive data access and analysis. Brio had net losses applicable to common stock of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. Brio had an accumulated deficit of approximately $37.5 million as of March 31, 1999. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuating in future periods.

  In August 1999, Brio completed its merger with SQRIBE Technologies Corp. (SQRIBE), a Delaware corporation. SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision-making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period consolidated financial statements have been restated, in accordance with required pooling-of-interests accounting and disclosures.

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

  To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed and intends to continue to develop reselling relationships with value added resellers, resellers and distributors. Brio expects that revenues from sales through value added resellers, resellers and distributors will increase in the future as a percentage of revenues from license fees. Revenues from value added resellers, resellers and distributors, were 21% of total revenues for fiscal 1997, 24% of total revenues for fiscal 1998 and 21% for fiscal 1999. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon its success in expanding and maintaining relationships with value added resellers, resellers and distributors. See "Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

  Brio is also increasing its efforts to sell customers licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. Brio has, in the past and may in the future, choose to grant greater pricing and other concessions, such as discounted training and consulting, for sales of site licenses. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

  Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany, Japan and Australia, and indirectly through established distribution relationships in more than 20 countries, including Belgium, Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 11% of total revenues for fiscal 1997, 17% of total revenues for fiscal 1998, and 18% of total revenues for fiscal 1999. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 1999, Brio incurred foreign currency transaction losses of $126,000 resulting primarily from intercompany receivables from its foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

  Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 1999, 1998 and 1997, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio currently intends to commit substantial financial resources to the following:

     .  research and development;

     .  customer support;
     . sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization;
     . increased staffing and systems infrastructure to support Brio's expanding operations; and
     . merger-related expenses and integration costs associated with the recently completed merger with SQRIBE.

  Brio expects that its operating expenses will increase significantly in fiscal 2000. See "Risk Factors That May Affect Future Operating Results."

Results of Operations

  The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                                                                          Years Ended March 31,
                                                                                                          ---------------------
                                                                                                         1999     1998     1997
                                                                                                         ----     ----     ----
  Consolidated Statements of Operations Data:
  Revenues:
     License fees..................................................................................      68%      69%      74%
     Services......................................................................................      32       31       26
                                                                                                        ---      ---      ---
        Total revenues  ...........................................................................     100      100      100
  Cost of revenues:
     License fees  ................................................................................       3        4        7
     Services  ....................................................................................      12       10        6
                                                                                                       ----     ----     ----
        Total cost of revenues  ...................................................................      15       14       13
                                                                                                       ----     ----     ----
  Gross profit  ...................................................................................      85       86       87
  Operating expenses:
     Research and development  ....................................................................      16       19       18
     Sales and marketing  .........................................................................      57       68       71
     General and administrative  ..................................................................      12       15       25
     Stock compensation to principal stockholders..................................................      --       14       --
     In-process research and development  .........................................................       2       --       --
                                                                                                       ----     ----     ----
        Total operating expenses  .................................................................      87      116      114
                                                                                                       ----     ----     ----
  Loss from operations  ...........................................................................      (2)     (30)     (27)
  Interest and other income, net  .................................................................       3       --       --
                                                                                                       ----     ----     ----
  Net income (loss) before income taxes  ..........................................................       1      (30)     (27)
  Income taxes  ...................................................................................       1       --       --
                                                                                                       ----     ----     ----
  Net loss.........................................................................................      --      (30)     (27)
  Increase in redemption value of redeemable common stock..........................................      (1)      --       --
                                                                                                       ----     ----     ----
  Net loss applicable to common stock...............................................................    (1)%    (30)%    (27)%
                                                                                                        ====    ====     ====

Fiscal Years Ended March 31, 1999, 1998 and 1997

Revenues

  Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased by 65% from $31.4 million in fiscal 1997 to $51.9 million in fiscal 1998 and by 65% to $85.7 million in fiscal 1999.

  Revenues by geographic location were as follows for fiscal 1999, 1998 and 1997:

                                                                                               1999      1998      1997
                                                                                               ----      ----      ----
Revenues by Geography:
  Domestic................................................................................    $70,097   $43,315   $28,013
  International...........................................................................     15,589     8,580     3,370
                                                                                              -------   -------   -------
     Total revenues.......................................................................    $85,686   $51,895   $31,383
                                                                                              =======   =======   =======

  Revenue from international sources increased by 155% from $3.4 million in fiscal 1997 to $8.6 million in fiscal 1998 and by 82% to $15.6 million in fiscal 1999. The increase in fiscal 1998 was due to Brio establishing direct sales offices in Australia, the

United Kingdom, Germany and France, which resulted in increases in both license fees and services revenue in Europe and Asia. The increase in fiscal 1999 was due to increased demand for Brio products in Europe and Asia as Brio continued to expand direct and indirect sales efforts in these areas. See Note 4 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

  License Fees. Revenues from license fees increased by 54% from $23.2 million in fiscal 1997 to $35.7 million in fiscal 1998 and by 63% to $58.3 million in fiscal 1999. The increases were due to growing sales to new customers-- approximately $5.8 million of the increase in fiscal 1998 and approximately $8.1 million of the increase in fiscal 1999--and increased follow-on sales to existing customers--approximately $6.7 million of the increase in fiscal 1998 and approximately $14.5 million of the increase in fiscal 1999.

  Services. Service revenues increased by 97% from $8.2 million in fiscal 1997 to $16.2 million in fiscal 1998 and by 70% to $27.4 million in fiscal 1999. The increases were due to an increase in maintenance and support revenues-- approximately $5.1 million of the increase in fiscal 1998 and approximately $7.9 million of the increase in fiscal 1999--and an increase in training and consulting revenues--approximately $2.9 million of the increase in fiscal 1998 and approximately $3.3 million of the increase in fiscal 1999--related to increases in Brio's installed customer base.

Cost of Revenues

  License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation, and related personnel and overhead allocations. Cost of revenues from license fees decreased by 8% from $2.1 million in fiscal 1997 to $1.9 million in fiscal 1998 and increased by 34% to $2.6 million in fiscal 1999. The increase in absolute dollars in fiscal 1999 was primarily due to an increase in the number of licenses sold. The decrease as a percentage of total revenues was primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrink-wrapped" product, and economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrink-wrapped" product.

  Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by 157% from $2.0 million in fiscal 1997 to $5.1 million in fiscal 1998 and by 105% to $10.5 million in fiscal 1999. The increases were due principally to increases in personnel and related costs resulting from Brio's expansion of its support services in response to increased demand for maintenance and support and training and consulting services--approximately $2.0 million of the increase in fiscal 1998 and approximately $3.6 million of the increase in fiscal 1999--and increases in the use of outside consultants for training and consulting services--approximately $1.1 million of the increase in fiscal 1998 and approximately $1.8 million of the increase in fiscal 1999. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased by 69% from $5.8 million in fiscal 1997 to $9.8 million in fiscal 1998 and by 40% to $13.7 million in fiscal 1999. The increases from year to year were primarily due to increased personnel and related costs required to continue to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars, and promotion costs. Sales and marketing expenses increased by 58% from $22.2 million in fiscal 1997 to $35.2 million in fiscal 1998 and by 38% to $48.5 million in fiscal 1999. The increases were attributable to the costs associated with the expansion of Brio's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, France, Germany, Japan and Australia and through the expansion of the worldwide field sales organization--approximately $7.1 million of the increase in fiscal 1998 and approximately $4.7 million of the increase in fiscal 1999--higher sales commissions, bonuses and sales incentives associated with increased revenues-- approximately $3.4 million of the increase in fiscal 1998 and approximately $5.4 million of the increase in fiscal 1999--and increased domestic and international marketing expenses, including marketing activities, personnel and related costs- -approximately $2.4 million of the increase in fiscal 1998 and approximately $3.2 million of the increase in fiscal 1999. The decrease as a percentage of total revenues was generally attributable to increases in revenues for the periods. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses remained constant at $7.9 million in 1997 and 1998 and increased by 34% to $10.5 million in fiscal 1999. Substantially all of the increase in fiscal 1999 was due to increased personnel and related costs of approximately $1.8 million, professional fees of approximately $200,000 and approximately $700,000 for managing and supporting Brio's growth and facilities expansion. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

  Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $105,000 was expensed during fiscal 1998, approximately $129,000 was expensed during fiscal 1999 and the balance will be expensed ratably over the next three years as the options vest. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding deferred compensation.

  Stock Compensation to Principal Stockholders. In September 1997, SQRIBE permitted certain stockholders controlling 97% of the then outstanding shares of common stock, including an executive officer, to exchange one-third of their shares of SQRIBE common stock for shares of SQRIBE Series B preferred stock on a one-for-one basis. These stockholders subsequently sold these shares to third-party investors. SQRIBE recognized compensation expense of $7.7 million related to this exchange based on the difference between the fair values of the common and preferred shares on the date of the exchange.

   Purchased In-Process Research and Development. In connection with the acquisition of MerlinSoft, Inc. (MerlinSoft), Brio allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. While Brio relied upon an independent, third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. At the acquisition date, the development of these projects had not yet reached technological feasibility due to issues involving the completion of scalability, performance and security functions and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess of the purchase price over identified intangible assets was approximately $600,000.

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

  The development technologies were evaluated in the context of Interpretation 4 of SFAS No. 2 and SFAS No. 86, where appropriate. In accordance with these provisions, research and development projects were evaluated individually to determine if technological feasibility had been achieved and if there was any alternative future use. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. The issue of alternative future use was addressed in discussions with the management of Brio. This process included on-site management interviews and review of technical data.

  Once completed, the technologies under development could only be economically used for the specific and intended purpose. The architecture, design, software code, interfaces, features and functions of the technologies being developed are for specific purposes, and if Brio fails in its efforts, no alternative economic value will result from its efforts. If the projects fail, the economic contribution expected to be made by the research and development will not materialize.

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

  As of May 2000, MerlinSoft's results have not differed significantly from the forecast assumptions. Brio's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of the forecast assumptions. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

Interest and Other Income, Net

  Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest incurred on Brio's bank line of credit. Interest and other income, net, increased from $48,000 in fiscal 1997 to $75,000 in fiscal 1998 and to $2.7 million in fiscal 1999. The increase in interest and other income, net, in fiscal 1998 is attributable to a decrease in the amount of borrowings on Brio's line of credit. The increase in interest and other income, net, in fiscal 1999 is due to an increase in interest income resulting from larger cash balances associated with the closing of Brio's initial public offering in May 1998, offset by foreign currency transaction losses of approximately $126,000. See
Note 2 of Notes to Consolidated Financial Statements for a description of foreign currency transactions and Brio's policy related to accounting for short-term investments.

Provision for Income Taxes

  The provision for income taxes of $747,000 in fiscal 1999, $104,000 in fiscal 1998 and $54,000 in fiscal 1997, respectively, consisted primarily of Federal and state alternative minimum taxes as the Company utilized net operating loss carryforwards to offset current income taxes generated from domestic operations.

  At March 31, 1999, Brio had combined Federal and state net operating loss carryforwards of $3,266,000, which expire at various dates through 2018. Brio believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a valuation allowance has been recorded against the net deferred tax asset to the extent the net deferred asset exceeds current and prior year's regular tax. These factors include a history of operating losses, recent increases in expense levels to support Brio's growth, the competitive nature of Brio's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to Brio based on actual and forecasted operating results. The Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

  In December 1999, the Securities and Exchange Commission issed Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Brio will adopt SAB 101, as required, in the first quarter of fiscal 2001. Management believes the adoption of SAB 101 will not have a material effect on Brio's financial statements.

Liquidity and Capital Resources

  As of March 31, 1999, Brio had cash, cash equivalents and short-term investments of $35.3 million. In addition, Brio maintains a bank line of credit. The line provides for up to $10.0 million in borrowings, with interest at the bank's prime rate. Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of March 31, 1999, the line of credit required Brio to comply with various covenants, including quarterly requirements to maintain a minimum quick ratio and minimum tangible net worth. As of March 31, 1999, Brio was in compliance with all covenants and no amounts were outstanding under the line. In December 1999, Brio renewed the line of credit. Under the renewal, the line was increased to $15.0 million and Brio is required to comply with a net income covenant, excluding non-recurring operating charges, of $1. The line expires on December 31, 2000.

  As part of the Company's merger with SQRIBE, Brio acquired a $2.5 million bank line of credit. Borrowings under the line bear interest at the bank's prime rate plus 0.5%, are limited to 80% of eligible receivables and are secured by substantially all of the assets of the assumed company. Brio also acquired a $1.0 million equipment purchase line of credit. Amounts borrowed under this line bear interest at prime plus 0.75% and convert to a note repayable over 30 months beginning in December 1999. The borrowing arrangement requires the acquired company to comply with certain covenants. As of March 31, 1999, the acquired company was not in compliance with the covenants, however a waiver was obtained from the bank. As of March 31, 1999, $2.0 million was outstanding under the receivables line and a $500,000 letter of credit was issued to support a facilities lease. In August 1999, Brio repaid the $2.0 million outstanding under the line of credit. The letter of credit is currently in effect for the facilities lease.

  Net cash used in operating activities was $4.3 million in fiscal 1997 and $1.1 million in fiscal 1998. Net cash generated by operating activities was $3.8 million in fiscal 1999. The decrease in fiscal 1998 was due primarily to favorable changes in the balances of operating assets and liabilities. The increase in fiscal 1999 was primarily due to a $15.0 million decrease in net loss applicable to common stock, offset by $10.1 million of unfavorable changes in the balances of operating assets and liabilities.

  Net cash used in investing activities was $3.0 million in fiscal 1997, consisting of approximately $2.9 million for the purchase of property and equipment and approximately $95,000 for a one-time payment in connection with the acquisition of Brio's Australian subsidiary. Net cash used in investing activities was $3.1 million in fiscal 1998, consisting of purchases of property and equipment. Net cash used in investing activities was $20.1 million in fiscal 1999, consisting primarily of $13.9 million for the purchase of short-term investments, net, approximately $4.1 million for the purchase of property and equipment and approximately $2.2 million for the purchase of MerlinSoft, net of cash acquired.

  Net cash provided by financing activities was $8.8 million in fiscal 1997, $7.3 million in fiscal 1998 and $30.1 million in fiscal 1999, consisting primarily of proceeds from private sales of preferred stock and proceeds from the exercise of preferred stock warrants--approximately $8.1 million in fiscal 1997 and approximately $5.8 million in fiscal 1998--periodic borrowings, net of repayments, on the bank line of credit--approximately $642,000 in fiscal 1997 and approximately $1.2 million in fiscal 1998--and proceeds from the issuance of common stock to employees under various incentive stock plans and the net proceeds from Brio's initial public offering--approximately $33.3 million in fiscal 1999.

Year 2000 Readiness

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

  Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $8.6 million in fiscal 1997, $15.7 million in fiscal 1998 and $753,000 in fiscal 1999. As of March 31, 1999, Brio had stockholders' equity of approximately $26.3 million.

  Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

  Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in a similar stage of development, particularly companies in rapidly evolving markets. To address these risks, the company must:

     .  successfully increase the scope of its operations;
     .  respond to competitive developments;
     . continue to attract, retain and motivate qualified personnel; and . continue to commercialize products incorporating advanced technologies.

  Brio may not be able to achieve these goals.

  If Brio and SQRIBE do not effectively integrate their technologies, operations and personnel, the combined company will not realize the expected financial and marketing benefits of the merger. Brio expects the merger to result in improved cross-selling opportunities, increased market presence and an enhanced product line. To achieve these benefits, Brio must effectively integrate technologies, operations and personnel in a timely and efficient manner. If this cannot be done, the combined company may not realize the expected benefits from the merger. In particular, if the integration is not successful:

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

  Brio's quarterly operating results will likely fluctuate based on factors beyond our control. Brio has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results based on a number of factors, many of which are not within its control. Among other things, Brio's operating results have fluctuated in the past due to:

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

  In addition, the announcement or introduction of new products by Brio or its competitors or any change in industry standards may cause customers to defer or cancel purchases of existing products. Furthermore, the introduction of products with reliability, quality or compatibility problems could result in reduced orders, delays in collecting accounts receivable and additional service costs. Accordingly, Brio's results of operations may also fluctuate in the future due to a number of additional factors, including but not limited to those discussed above, as well as:

     .  the number and significance of product enhancements and new product
     .  announcements by competitors;
     .  changes in customer buying patterns related to the year 2000 issue;
     .  changes in pricing policies by Brio and its competitors;
     . Brio's ability to develop, introduce and market new and enhanced versions of its products on a timely basis;
     . customer order deferrals in anticipation of enhancements or new products offered by competitors;
     . nonrenewal of service agreements, software defects and other product quality problems;
     .  the mix of direct and indirect sales;
     .  currency fluctuations; and
     .  general economic conditions.

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

  Current and potential competitors offer a variety of software solutions and generally fall within several categories:

     . vendors of business intelligence software such as Cognos, Business Objects and Seagate Software;
     . vendors offering alternative approaches to delivering analysis capabilities to users, such as Informatica, MicroStrategy, Sterling Software/Information Advantage and Actuate;
     . vendors offering enterprise information portal software, such as Plumtree and Viador;
     . database vendors that offer products which operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Hyperion; and
     . other companies that may in the future announce offerings of an enterprise business intelligence solution.

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

  Each of these factors could adversely impact the success of Brio's international operations and, consequently, on Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $227,000 in fiscal 1998 and approximately $126,000 in fiscal 1999.

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

  The limitation of liability provisions contained in Brio's license agreements may not be effective under the laws of all jurisdictions. Brio's sale and support of its products entail the risk of warranty claims, and Brio's insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against Brio could have a material adverse effect on its business, operating results and financial condition.

  Brio has one issued patent and one pending patent application. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and one pending application and this patent application may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that Brio may come to own.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of March 31, 1999, Brio had $21.0 million of cash and cash equivalents with a weighted average variable rate of 3.9% and $14.3 million of short-term investments with a weighted average variable rate of 5.1%.

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

  Brio currently has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. Brio currently has no short-term or long-term debt outstanding.

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

Item 8. Financial Statements and Supplementary Data

                             BRIO TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...........................................................................    30

Consolidated Balance Sheets........................................................................................    31

Consolidated Statements of Operations..............................................................................    32

Consolidated Statements of Stockholders' Equity (Deficit)..........................................................    33

Consolidated Statements of Cash Flows..............................................................................    34

Notes to Consolidated Financial Statements.........................................................................    35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Brio Technology, Inc.:

  We have audited the accompanying consolidated balance sheets of Brio Technology, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brio Technology, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  Arthur Andersen LLP

San Jose, California
April 21, 2000

                             BRIO TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                           March 31,
                                                                                                           ---------
                                                                                                       1999        1998
                                                                                                       ----        ----
                                              ASSETS
Current Assets:
  Cash and cash equivalents.......................................................................   $ 21,026    $  7,326
  Short-term investments..........................................................................     14,285          --
  Accounts receivable, net of allowance of $1,394 and $997........................................     20,674      14,741
  Inventories.....................................................................................        376         361
  Deferred income taxes...........................................................................      2,095          75
  Prepaid expenses and other current assets.......................................................      1,458       1,385
                                                                                                     --------    --------
        Total current assets......................................................................     59,914      23,888
Property and Equipment, net.......................................................................      6,540       4,912
Other Assets......................................................................................      1,806         623
                                                                                                     --------    --------
                                                                                                     $ 68,260    $ 29,423
                                                                                                     ========    ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes payable.............................................................   $  2,000    $  3,616
  Accounts payable................................................................................      4,251       3,123
  Accrued liabilities--
     Payroll and related benefits.................................................................      5,902       4,031
     Other........................................................................................      5,716       3,428
  Deferred revenue, current.......................................................................     18,666      14,479
                                                                                                     --------    --------
        Total current liabilities.................................................................     36,535      28,677
Notes Payable, net of current maturities..........................................................         --         189
Noncurrent Deferred Revenue.......................................................................      2,194       1,321
Other Noncurrent Liabilities......................................................................        133         156
                                                                                                     --------    --------
        Total liabilities.........................................................................     38,862      30,343
                                                                                                     --------    --------
Redeemable common stock...........................................................................      3,110         344
Commitments and Contingencies (Notes 5 and 9)
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value, aggregate liquidation preference of $15,850 at March 31, 1998:
    Authorized--None at March 31, 1999, and 5,625,000 shares at March 31, 1998
    Issued and outstanding--5,466,172 shares at March 31, 1998....................................         --          --
  Convertible preferred stock, $0.001 par value, aggregate liquidation preference of $19,560 at March 31, 1999:
    Authorized--4,992,189 shares at March 31, 1999 and  1998
    Issued and outstanding--4,610,597 shares at March 31, 1999 and 1998...........................          5           5
  Preferred stock, $0.001 par value:
    Authorized--2,000,000 shares at March 31, 1999, none issued and outstanding...................         --          --
  Common stock, $0.001 par value:
    Authorized--60,000,000 shares at March 31, 1999
    Issued and outstanding--21,298,493 shares at March 31, 1999 and 11,132,940 shares at
    March 31, 1998................................................................................         21          11
  Additional paid-in capital......................................................................     66,180      32,456
  Notes receivable from stockholders..............................................................     (1,820)       (292)
  Deferred compensation...........................................................................       (456)       (459)
  Accumulated components of comprehensive income (loss)...........................................       (132)        155
  Accumulated deficit.............................................................................    (37,510)    (33,140)
                                                                                                     --------    --------
        Total stockholders' equity (deficit)......................................................     26,288      (1,264)
                                                                                                     --------    --------
                                                                                                     $ 68,260    $ 29,423
                                                                                                     ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                             Years Ended March 31,
                                                                                             ---------------------
                                                                                          1999       1998        1997
                                                                                          ----       ----        ----
Revenues:
  License fees.......................................................................   $58,282    $ 35,731     $23,190
  Services...........................................................................    27,404      16,164       8,193
                                                                                        -------    --------     -------
     Total revenues..................................................................    85,686      51,895      31,383
                                                                                        -------    --------     -------

Cost of revenues:
  License fees.......................................................................     2,582       1,929       2,097
  Services...........................................................................    10,468       5,101       1,988
                                                                                        -------    --------     -------
     Total cost of revenues..........................................................    13,050       7,030       4,085
                                                                                        -------    --------     -------
Gross profit.........................................................................    72,636      44,865      27,298
                                                                                        -------    --------     -------

Operating expenses:
  Research and development...........................................................    13,732       9,830       5,818
  Sales and marketing................................................................    48,470      35,162      22,221
  General and administrative.........................................................    10,548       7,860       7,877
  Stock compensation to principal stockholders.......................................        --       7,707          --
  In-process research and development................................................     1,653          --          --
                                                                                        -------    --------     -------
     Total operating expenses........................................................    74,403      60,559      35,916
                                                                                        -------    --------     -------
Loss from operations.................................................................    (1,767)    (15,694)     (8,618)
Interest and other income, net.......................................................     2,677          75          48
                                                                                        -------    --------     -------
Net income (loss) before income taxes................................................       910     (15,619)     (8,570)
Provision for income taxes...........................................................       747         104          54
                                                                                        -------    --------     -------
Net income (loss)....................................................................       163     (15,723)     (8,624)
Increase in redemption value of redeemable common stock..............................      (916)         --          --
                                                                                        -------    --------     -------
Net loss applicable to common stock..................................................   $  (753)   $(15,723)    $(8,624)
                                                                                        =======    ========     =======
Basic net loss per share.............................................................   $ (0.04)   $  (1.22)    $ (0.66)
                                                                                        =======    ========     =======
Shares used in computing basic net loss per share....................................    19,984      12,871      13,018
                                                                                        =======    ========     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)


                                                                                                                    Notes
                                                                 Convertible                                      Receivable
                                                     Compre-   Preferred Stock         Common Stock      Additional  From   Deferred
                                                     hensive   ---------------         ------------       Paid-in    Stock-  Compen-
                                                      Loss     Shares    Amount     Shares     Amount    Capital    holders   sation
                                                     -------   ------    ------     ------     ------    -------    -------   ------
BALANCE, MARCH 31, 1996 ..........................            4,280,287     $2    12,346,075    $ 12       $9,326    $   --   $  --
   Issuance of Series B preferred stock, net ....             2,117,147     --            --      --        5,993        --      --
   Issuance of preferred stock upon exercise of
   warrants......................................               634,821      1            --      --        2,099        --      --
   Exercise of common stock options for cash ....                    --     --       130,007      --           88        --      --
   Exercise of common stock options for notes
   receivable....................................                    --     --       553,500       1          331      (332)     --
   Repurchase of restricted shares ..............                    --     --       (30,417)     --          (18)       18      --
   Stock compensation arrangement ...............                    --     --            --      --          110        --      --
   Net loss applicable to common stock ..........   $(8,624)         --     --            --      --           --        --      --
   Cumulative translation adjustment ............       (62)         --     --            --      --           --        --      --
                                                    --------   --------    ---    ----------    ----       ------    ------    ----
                                                    $(8,686)
                                                    ========
BALANCE, MARCH 31, 1997 ............................          7,032,255      3    12,999,165      13       17,929      (314)     --
   Issuance of Series C preferred stock, net ......             852,269     --            --      --        5,844        --      --
   Conversion of common stock to Series B preferred
   stock...........................................           2,115,439      2    (2,115,439)     (2)       7,707        --      --
   Conversion of redeemable common stock to Series
   B preferred stock...............................              76,806     --            --      --          172        --      --
   Exercise of common stock options for cash ......                  --     --       190,993      --          205        --      --
   Exercise of common stock options for notes
   receivable......................................                  --     --        57,701      --           35       (35)     --
   Exercise of common stock warrant for cash ......                  --     --        10,000      --            6        --      --
   Repurchase of restricted shares ................                  --     --        (9,480)     --           (6)       --      --
   Repayment of notes receivable from
   stockholders....................................                  --     --            --      --           --        57      --
   Deferred compensation ..........................                  --     --            --      --          580        --    (580)
   Amortization of deferred compensation ..........                  --     --            --      --           --        --     105
   Termination of shares granted under incentive
   stock plans.....................................                  --     --            --      --          (16)       --      16
   Net loss applicable to common stock ............ $(15,723)        --     --            --      --           --        --      --
   Cumulative translation adjustment ..............      217         --     --            --      --           --        --      --
                                                     --------  --------    ----   ----------    ----       ------    ------    ----
                                                    $(15,506)
                                                    =========

BALANCE, MARCH 31, 1998 ...........................          10,076,769      5    11,132,940      11       32,456      (292)   (459)
   Conversion of preferred stock to common stock...          (5,466,172)    --     5,466,172       5           (5)       --      --
   Exercise of common stock options for cash ......                  --     --       329,203       1          515        --      --
   Exercise of common stock options for notes
   receivable......................................                  --     --     1,232,589       1        1,640    (1,641)     --
   Issuance of common stock pursuant to Employee
   Stock Purchase Plan.............................                  --     --       105,137      --          737        --      --
   Issuance of common stock during initial public
   offering, net...................................                  --     --     3,085,000       3       30,421        --      --
   Repurchase of restricted shares ................                  --     --       (52,548)     --          (54)       54      --
   Stock compensation arrangements ................                  --     --            --      --          390        --    (188)
   Repayment of notes receivable from
   stockholders....................................                  --     --            --      --           --        59      --
   Amortization of deferred compensation ..........                  --     --            --      --           --        --     129
   Termination of shares granted under incentive
   stock plans.....................................                  --     --            --      --          (62)       --      62
   Income tax benefit from stock options
   exercised.......................................                  --     --            --      --          142        --      --
   Adjustment to conform Sqribe Technologies, Corp.
   fiscal year-end.................................                  --     --            --      --           --        --      --
   Net income applicable to common stock ..........  $(753)          --     --            --      --           --        --      --
   Cumulative translation adjustment ..............    (23)          --     --            --      --           --        --      --
   Unrealized loss on investments .................   (264)          --     --            --      --           --        --      --
                                                     -----     --------  -----    ----------    ----       ------    ------    ----
                                                    $(1,040)
                                                    =======
BALANCE, MARCH 31, 1999 .........................             4,610,597     $5    21,298,493     $21       $66,180  $(1,820)  $(456)
                                                              =========  =====    ==========    ====       =======  ========  ======



                                                               Accumulated                                   Total
                                                               Components of          Accumu-             Stockholders'
                                                               Comprehensive           lated                  Equity
                                                                  Loss                 Deficit              (Deficit)

BALANCE, MARCH 31, 1996 ............................         $       --              $     (8,793)   $        547
    Issuance of Series B preferred stock, net ......                 --                        --           5,993
    Issuance of preferred stock upon exercise of
    warrants........................................                 --                        --           2,100
    Exercise of common stock options for cash ......                 --                        --              88
    Exercise of common stock options for notes
    receivable......................................                 --                        --              --
    Repurchase of restricted shares ................                 --                        --              --
    Stock compensation arrangement .................                 --                        --             110
    Net loss applicable to common stock ............                 --                    (8,624)         (8,624)
    Cumulative translation adjustment ..............                (62)                       --             (62)
                                                                   ----                   --------          -----

BALANCE, MARCH 31, 1997 ............................                (62)                  (17,417)            152
    Issuance of Series C preferred stock, net ......                 --                        --           5,844
    Conversion of common stock to Series B preferred
    stock...........................................                 --                        --           7,707
    Conversion of redeemable common stock to Series
    B preferred stock...............................                 --                        --             172
    Exercise of common stock options for cash ......                 --                        --             205
    Exercise of common stock options for notes
    receivable......................................                 --                        --              --
    Exercise of common stock warrant for cash ......                 --                        --               6
    Repurchase of restricted shares ................                 --                        --              (6)
    Repayment of notes receivable from stockholders                  --                        --              57
    Deferred compensation ..........................                 --                        --              --
    Amortization of deferred compensation ..........                 --                        --             105
    Termination of shares granted under incentive
    stock plans.....................................                 --                        --              --
    Net loss applicable to common stock ............                 --                   (15,723)         (15,723)
    Cumulative translation adjustment ..............                217                        --              217
                                                                  -----                   -------          -------
BALANCE, MARCH 31, 1998 ............................               155                    (33,140)          (1,264)
    Conversion of preferred stock to common stock ..                --                         --               --
    Exercise of common stock options for cash ......                --                         --              516
    Exercise of common stock options for notes
    receivable......................................                --                         --               --
    Issuance of common stock pursuant to Employee
    Stock Purchase Plan.............................                --                         --              737
    Issuance of common stock during initial public
    offering, net...................................                --                         --           30,424
    Repurchase of restricted shares ................                --                         --               --
    Stock compensation arrangements ................                --                         --              202
    Repayment of notes receivable from stockholders                 --                         --               59
    Amortization of deferred compensation ..........                --                         --              129
    Termination of shares granted under incentive
    stock plans.....................................                --                         --               --
    Income tax benefit from stock options exercised                 --                         --              142
    Adjustment to conform Sqribe Technologies, Corp.
    fiscal year-end.................................                --                     (3,617)          (3,617)
    Net income applicable to common stock ..........                --                       (753)            (753)
    Cumulative translation adjustment ..............               (23)                        --              (23)
    Unrealized loss on investments .................              (264)                        --             (264)
                                                                 ------                  --------          -------
BALANCE, MARCH 31, 1999 ............................             $(132)                  $(37,510)         $26,288
                                                                 ======                  =========         =======

The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                          Years Ended March 31,
                                                                                                          ---------------------
                                                                                                       1999        1998        1997
                                                                                                       ----        ----        ----
Cash Flows from Operating Activities:
Net loss applicable to common stock...............................................................   $   (753)   $(15,723)  $(8,624)

Adjustments to reconcile net loss to cash provided by (used in) operating activities--
  Depreciation and amortization...................................................................      2,378       1,303       728
  Amortization of long-term assets................................................................        150          14         6
  Adjustment to conform Sqribe Technologies Corp. fiscal year-end.................................     (1,767)         --        --
  Increase in redemption value of redeemable common stock.........................................        916          --        --
  In-process research and development.............................................................      1,653          --        --
  Gain on sale of business........................................................................       (692)         --        --
  Loss on disposal of property and equipment......................................................         52           8        95
  Provision for returns and doubtful accounts.....................................................        823         732       719
  Stock compensation..............................................................................        202       7,707       110
  Deferred compensation amortization..............................................................        129         105        --
  Changes in operating assets and liabilities, net of acquired business--
    Accounts receivable...........................................................................     (6,756)     (7,444)   (3,838)
    Inventories...................................................................................        (15)       (257)       48
    Deferred taxes................................................................................     (1,915)        (75)       --
    Prepaid expenses and other assets.............................................................       (915)        644    (1,706)
    Accounts payable and accrued liabilities......................................................      5,218       3,780     4,795
    Deferred revenue..............................................................................      5,060       8,100     3,347
                                                                                                     --------    --------    ------
     Net cash provided by (used in) operating activities..........................................      3,768      (1,106)   (4,320)
                                                                                                     --------    --------    -------

Cash Flows from Investing Activities:
Purchases of property and equipment...............................................................     (4,058)     (3,095)   (2,867)
Purchases of short-term investments...............................................................    (15,490)         --        --
Sales of short-term investments...................................................................      1,633          --        --
Acquisition of business, net of cash acquired.....................................................     (2,203)         --        --
Cash payment for DataBasics acquisition...........................................................         --          --       (95)
                                                                                                     --------    --------    -------

     Net cash used in investing activities........................................................    (20,118)     (3,095)   (2,962)
                                                                                                     --------    --------    -------

Cash Flows from Financing Activities:
Proceeds from notes payable.......................................................................      2,000       4,950     2,093
Repayments under notes payable....................................................................     (3,805)     (3,766)   (1,451)
Proceeds from issuance of preferred stock, net....................................................         --       5,844     5,993
Proceeds from exercise of preferred stock warrants................................................         --          --     2,100
Proceeds from issuance of common stock, net.......................................................     33,318         205        88
Income tax benefit of option exercises............................................................        142          --        --
Proceeds from repayment of notes receivable from stockholders.....................................         59         457        --
Issuance of note to stockholder...................................................................     (1,641)       (400)       --
                                                                                                     --------    --------   -------
     Net cash provided by financing activities....................................................     30,073       7,290     8,823
                                                                                                     --------    --------   -------
Net increase in cash and cash equivalents.........................................................     13,723       3,089     1,541
Effect of exchange rate changes on cash...........................................................        (23)        217       (62)
Cash and cash equivalents, beginning of period....................................................      7,326       4,020     2,541
                                                                                                     --------    --------   -------
Cash and cash equivalents, end of period..........................................................   $ 21,026    $  7,326   $ 4,020
                                                                                                     ========    ========   =======

Supplemental disclosure of cash flow information:
     Cash paid for interest.......................................................................   $     75    $    171   $   110
                                                                                                     ========    ========   =======
     Cash paid for income taxes...................................................................   $  2,575    $     33   $     1
                                                                                                     ========    ========   =======
Noncash investing and financing activities:
     Conversion of common stock into preferred stock..............................................   $     --    $  7,707   $    --
                                                                                                     ========    ========   =======
     Conversion of redeemable common stock into preferred stock...................................   $     --    $    172   $    --
                                                                                                     ========    ========   =======
     Stock issued for notes, net of cancellations.................................................   $  1,587    $     35   $   314
                                                                                                     ========    ========   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. ORGANIZATION AND OPERATIONS:

  Brio Technology, Inc. (Brio), was incorporated in California in 1989 and reincorporated in Delaware in April 1998 (see Note 8). Brio designs, develops, markets and supports software products that enable organizations to rapidly implement enterprise business intelligence solutions. Brio's products and services are designed to allow organizations to quickly deploy and effectively manage business intelligence solutions incorporating the wide range of available corporate data sources, including data marts, data warehouses, operational data stores, enterprise applications and legacy applications.

  Brio is subject to a number of risks associated with companies in a similar stage of development, including rapid technological growth, dependence on key personnel and the sales force, potential competition from larger, more established companies, dependence on product development, the ability to penetrate the market with its products and the ability to obtain adequate financing to support its growth.

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

 Short-Term Investments

  Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. All of Brio's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated components of comprehensive loss in stockholders' equity (deficit) in the accompanying consolidated financial statements. The fair value of Brio's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), net, in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

                             BRIO TECHNOLOGY, INC.

  A summary of the fair value of Brio's available-for-sale investment portfolio follows (in thousands):

                                                                                                             March 31, 1999
                                                                                                             --------------
      Corporate debt securities and commercial paper.....................................................       $14,463
      Government debt securities.........................................................................         8,631
                                                                                                                -------
         Total...........................................................................................        23,094
      Less: Cash equivalents.............................................................................         8,809
                                                                                                                -------
         Total short-term investments....................................................................       $14,285
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

  Property and equipment consists of the following (in thousands):

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                  1999           1998
                                                                                                  ----           ----
   Computer equipment and software.........................................................       $ 8,757        $ 5,836
   Furniture and fixtures..................................................................         2,402          1,488
   Leasehold improvements..................................................................           503            280
                                                                                                  -------        -------
                                                                                                   11,662          7,604
   Less: Accumulated depreciation and amortization.........................................        (5,122)        (2,692)
                                                                                                  -------        -------
                                                                                                  $ 6,540        $ 4,912
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

                             BRIO TECHNOLOGY, INC.

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

 Computation of Basic Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. Potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 6,956,000, using the treasury stock method, were not included in the computation of diluted net loss per share for the year ended March 31, 1999, because Brio incurred a loss in this period and, therefore, the effect would be antidilutive.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

                             BRIO TECHNOLOGY, INC.

  In December 1999, the Securities and Exchange Commission issed Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Brio will adopt SAB 101, as required, in the first quarter of fiscal 2001. Management believes the adoption of SAB 101 will not have a material effect on Brio's financial statements.


3. ACQUISITIONS:

  SQRIBE

  On February 23, 1999, Brio entered into a definitive merger agreement with SQRIBE Technologies Corp. (SQRIBE). Under the terms of the agreement, upon closing of the transaction, Brio stockholders would hold approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%.

  In August 1999, Brio completed its merger with SQRIBE. SQRIBE develops, markets, licenses and supports enterprise reporting software that enables organizations to improve the quality and speed of decision making. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. The acquisition was accounted for as pooling-of-interests. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. All prior period consolidated financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. The consolidated financial statements combine the SQRIBE results for the fiscal years ended December 31, 1998, 1997 and 1996 with Brio's results for the years ended March 31, 1999, 1998 and 1997, respectively. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet of Brio at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. Reconciliation of the consolidated financial statements with previously reported separate company performance is presented below (in thousands):

                                                                        Years Ended March 31,
                                                          ----------------------------------------------
                                                               1999             1998           1997
                                                               ----             ----           ----
Total Revenues
  Brio ...............................................    $   46,524       $   26,772     $   13,386
  SQRIBE .............................................        39,162           25,123         17,997
                                                          ----------------------------------------------
Combined and restated ................................    $   85,686       $   51,895     $   31,383
                                                          ==============================================

Net income (loss)
  Brio ...............................................    $     (887)      $   (8,072)    $   (5,965)
  SQRIBE .............................................         1,050           (7,651)        (2,659)
                                                          ----------------------------------------------
Combined and restated ................................    $      163       $   15,723     $   (8,624)
                                                          ==============================================

Net income (loss) applicable to common stock
  Brio ...............................................    $     (887)      $   (8,072)    $   (5,965)
  SQRIBE .............................................           134           (7,651)        (2,659)
                                                          ----------------------------------------------
Combined and restated ................................    $     (753)      $  (15,723)    $   (8,624)
                                                          ==============================================

  Merlinsoft

  In October 1998, Brio acquired all of the outstanding stock of MerlinSoft, Inc. (MerlinSoft), a California corporation, for cash. The total purchase price was $2.2 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $2.3 million were acquired. The results of operations of MerlinSoft and the estimated fair value of the assets acquired and liabilities assumed are included in Brio's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over three years. While Brio relied upon a third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. Management estimates that $1.7 million of the purchased intangibles represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. The excess of the purchase price over identified assets was approximately $600,000.

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

  If these projects are not successfully developed, the operating results and financial condition of Brio may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Comparative pro forma information has not been presented as the operations of MerlinSoft were not material to Brio's consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

  Other

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

  Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Revenues by geographic area were as follows:

                                                                                               1999    1998    1997
                                                                                               -----   -----   -----
   United States and Canada.................................................................     82%     83%     89%
   Europe, the Middle East and Africa.......................................................     13%     12%      8%
   Asia Pacific and the rest of the world...................................................      5%      5%      3%

  No one country in either of these areas comprised more than 10% of total revenues for fiscal 1999, 1998 and 1997. None of Brio's international operations have material items of long-lived assets.

5. COMMITMENTS:

  Brio leases various facilities under operating leases which expire on various dates through May 2010. Brio also leases office equipment under various non-cancelable operating leases with terms which expire through July 2003. Future minimum lease payments relating to these agreements are as follows (in thousands):

  Fiscal Year
  -----------
   2000.......................................................................................................       $ 4,619,707
   2001.......................................................................................................         6,679,597
   2002.......................................................................................................         5,507,300
   2003.......................................................................................................         5,273,801
   2004.......................................................................................................         5,365,577
   Thereafter.................................................................................................        29,304,792
                                                                                                                     -----------
                                                                                                                     $56,750,774
                                                                                                                     ===========

  In December 1999, Brio entered into a new lease agreement commencing on June 1, 2000 for its new corporate headquarters. The lease expires in May 2010 and calls for average monthly payments over the term of the lease of approximately $378,000 per month. The payments due under this lease are included in the future minimum lease payments above.

  Rent expense for the years ending March 31, 1999, 1998 and 1997 was $3,533,000, $2,260,000 and $1,110,000, respectively.

                             BRIO TECHNOLOGY, INC.

6. NOTES PAYABLE:

  At March 31, 1999, Brio had a $10.0 million accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrue at the bank's prime rate (7.75% at March 31, 1999). Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment. As of March 31, 1999, the line of credit required Brio to comply
with various covenants.   As of March 31, 1999, Brio was in compliance with all
covenants and no amounts were outstanding under the line. In December 1999, Brio renewed the line of credit. The line was increased to $15.0 million and the covenants require Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1. The line expires on December 31, 2000.

  As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. Borrowings under the line bear interest at the bank's prime rate plus 0.5%, are limited to 80% of eligible receivables and are secured by substantially all of the assets of SQRIBE. Brio also acquired a $1.0 million equipment purchase line of credit. Amounts borrowed under this line bear interest at prime plus 0.75% and convert to a note repayable over 30 months beginning in December 1999. The borrowing arrangement requires SQRIBE to comply with certain covenants. As of March 31, 1999, SQRIBE was not in compliance with the covenants, however a waiver was obtained from the bank. As of March 31, 1999, $2.0 million was outstanding under the receivables line and a $500,000 letter of credit has been issued to support a facilities lease. In August 1999, Brio repaid the $2.0 million outstanding under the line of credit. The letter of credit is currently in effect for the facilities lease.

7. REDEEMABLE COMMON STOCK:

  As part of the merger with SQRIBE, Brio assumed an agreement, dated in June 1995, whereby 270,000 shares of SQRIBE common stock was sold for total proceeds of $516,000. Under the arrangement, the holder had the right to put these shares to SQRIBE at fair market value beginning in June 1999 if SQRIBE was not a public entity at that time. Under certain circumstances, SQRIBE had the right to effect this redemption through the issuance of an unsecured note bearing interest at 8% per annum. This right was not exercised. In September 1997, one-third of these shares (90,000) were converted to Series B preferred shares, which do not have such redemption rights. At March 31, 1998, the estimated fair value of SQRIBE's common stock did not exceed the per share carrying value of these shares. At March 31, 1999, the estimated redemption value of the common stock subject to this put right was $3,110,000. In August 1999, these shares were converted into 153,612 shares of Brio common stock.

8. STOCKHOLDERS' EQUITY:

 Preferred Stock

  As part of the merger with SQRIBE, Brio assumed the following preferred stock as of March 31, 1999 (adjusted for the acquisition):

                                                                                                          Shares
                                                                                                          ------
                                                                                               Designated      Outstanding
                                                                                               ----------      -----------
   Series A................................................................................      2,418,352         2,418,352
   Series B................................................................................      2,573,837         2,192,245
                                                                                                 ---------         ---------
         Total                                                                                   4,992,189         4,610,597
                                                                                                 =========         =========

  As part of the merger with SQRIBE, Brio assumed an agreement, dated September 1997, whereby certain SQRIBE stockholders controlling 97% of the then outstanding shares of common stock, including an executive officer, exchanged one-third of their common shares for Series B preferred stock on a one-for-one basis. This exchange was made to facilitate the sale of stock by these stockholders to third-party investors, who wished to purchase preferred stock in SQRIBE, and was not done in contemplation of the merger with Brio. SQRIBE recognized compensation expense during 1997 of approximately $7.7 million related to this exchange based on the difference between the fair value of the common and preferred shares as of that date.

                             BRIO TECHNOLOGY, INC.

  Significant terms of the outstanding preferred stock are as follows:

     . Each share of preferred stock is convertible into one share of common stock, at any time, at the option of the holder (subject to adjustment for events of dilution). Conversion is mandatory in the event of the closing of a firm underwritten public offering under the Securities Act of 1933, at a converted price of at least $3.31 and $5.27 per common share for Series A and Series B, respectively, with an aggregate offering price of at least $10,000,000. In the event the per share price of the offering (as defined) is less than $17.00 per share, the Series A stockholders will receive common shares equal to $3.31 per share in value, as converted, in addition to their normal conversion amounts.

     . Each share has voting rights equivalent to the number of shares of common stock into which it is convertible.

     . In the event of merger, liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to receive $3.31 per share, as converted, for Series A and $5.27 per share, as converted, for Series B, prior to any distribution to the common stockholders. Alternatively, the preferred stockholders may choose to convert and receive their pro rata distribution as common stockholders, except that, if such amount is less than $17.00 per share, the Series A stockholders will first receive $3.31 per share, as converted, and then share pro rata with the other common stockholders.

 Common Stock

  In February 1998, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with a proposed Initial Public Offering
(IPO). On May 1, 1998, the offering was consummated and all of the then currently outstanding convertible preferred stock converted to 5,466,172 shares of common stock upon the closing of the IPO.

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

  As of March 31, 1999, Brio had reserved shares of its common stock for future issuance as follows:

      Conversion of outstanding preferred stock..............................................................        4,610,597
      Employee stock purchase plan...........................................................................          619,441
      Exercise of stock options..............................................................................        6,378,728
      Other option and warrant agreements....................................................................           36,696
                                                                                                                    ----------
         Total shares reserved...............................................................................       11,645,462
                                                                                                                    ==========

  During fiscal 1997, certain employees funded the purchase of common stock under the 1992 Stock Option Plan with fully secured notes payable to Brio.

  As part of the merger with SQRIBE, Brio assumed an agreement, dated in fiscal 1998, that permitted certain SQRIBE employees to accelerate the exercisability of their options to purchase 1,444,327 shares of SQRIBE stock covered by their option agreements in exchange for full recourse promissory notes totaling $1,641,000. The notes bear interest at 7% and are due in 2003. Repayment of the notes accelerate in the event of termination of employment. The shares purchased under the agreement have been pledged as partial security for the notes. SQRIBE has the right to repurchase these shares at the original sale price based on the vesting schedule in the original option agreements. During fiscal 1999, 32,003 shares of stock, as converted, were repurchased and the related note from a terminated employee was cancelled as permitted under the arrangement. At March 31, 1999, 476,920 equivalent Brio shares were subject to repurchase at a weighted average price of $1.07, as converted.

                             BRIO TECHNOLOGY, INC.

 Stock Options

  As of March 31, 1999, Brio had 1,158,467 shares of common stock reserved for issuance under the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years.

  Brio's 1998 Stock Option Plan (the "1998 Plan") was adopted by Brio's Board of Directors in February 1998. As of March 31, 1999, Brio had 2,574,075 shares of common stock reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio's fiscal year through April 1, 2003, by the lesser of 600,000 or three percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of Brio's common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

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

  As part of the merger with SQRIBE, Brio assumed SQRIBE's 1995 Stock Option Plan as amended and restated (SQRIBE's Plan). SQRIBE's Plan reserved 2,346,186 equivalent Brio shares of common stock for the grant of incentive or nonstatutory stock options. Incentive and nonstatutory stock options must be granted at not less than fair market value (85% of fair market value for nonstatutory options) on the date of grant. Stock options generally have vesting terms of four years and are exercisable for a period not to exceed ten years from the date of issuance.

                             BRIO TECHNOLOGY, INC.

  Option activity under the Plans is as follows:

                                                                                                                        Weighted
                                                                                      Shares                             Average
                                                                                     Available            Options        Exercise
                                                                                     for Grant          Outstanding       Price
                                                                                     ---------          -----------      --------
Outstanding--March 31, 1996                                                           3,556,842         1,083,167          $1.06
  Authorized...............................................................             400,000                --             --
  Restricted shares repurchased............................................              30,417                --             --
  Options granted..........................................................          (3,406,856)        3,406,856           1.27
  Options exercised........................................................                  --          (683,507)          0.62
  Options canceled.........................................................           1,305,045        (1,305,045)          1.99
                                                                                     ----------        ----------          -----
Outstanding--March 31, 1997................................................           1,885,448         2,501,471           1.04
  Restricted shares repurchased............................................               9,480                --             --
  Options granted..........................................................          (2,733,253)        2,733,253           1.80
  Options exercised........................................................                  --          (248,694)          1.00
  Options canceled.........................................................           1,731,036        (1,731,036)          1.27
                                                                                     ----------        ----------          -----
Outstanding--March 31, 1998................................................             892,711         3,254,994           1.56
  Authorized...............................................................           3,740,267                --             --
  Restricted shares repurchased............................................              52,548                --             --
  Options granted..........................................................          (3,106,173)        3,106,173           7.46
  Options exercised........................................................                  --        (1,561,792)          1.38
  Options canceled.........................................................             397,629          (397,629)          4.31
                                                                                     ----------        ----------          -----
Outstanding--March 31, 1999                                                           1,976,982         4,401,746          $5.53
                                                                                     ==========        ==========          =====


  Certain unvested options have been exercised and are subject to repurchase by Brio until such shares vest. As of March 31, 1999, 400,980 shares were subject to the right of repurchase at a weighted average exercise price of $1.35.

  A summary of options outstanding and exercisable as of March 31, 1999, is as follows:

                                                                                 As of March 31, 1999
                                                                                 --------------------
                                                                     Options Outstanding            Options Exercisable
                                                                     -------------------            -------------------
                                                                                        Weighted                 Weighted
                         Range of                                          Average      Average                  Average
                       Contractual                            Number     Contractual    Exercise     Number      Exercise
                          Prices                              Options    Life (years)    Price     Exercisable    Price
                       -----------                            --------   ------------   --------   -----------   --------
                       $0.60-$0.60                             287,444       2.48         $ 0.60       169,928     $ 0.60
                       $1.17-$1.76                           1,319,690       7.01           1.26       676,149       1.27
                       $2.00-$6.00                           1,236,383       8.22           4.52        79,133       3.63
                       $7.38-$8.00                             678,837       4.35           7.98        83,316       8.00
                       $8.06-$9.56                             332,182       5.32           9.12         2,401       9.19
                       $9.63-$12.56                            293,065       5.58          11.47        22,684      12.56
                      $12.88-$23.38                            222,396       5.11          18.19         2,022      16.84
                      $24.00-$24.00                             14,999       4.78          24.00            --         --
                      $24.50-$24.50                              1,750       4.84          24.50            --         --
                      $25.56-$25.56                             15,000       4.80          25.56            --         --
                      -------------                          ---------       ----         ------     ---------     ------
                       $0.60-$25.56                          4,401,746       6.31         $ 5.47     1,035,633     $ 2.18
                      =============                          =========                               =========

  Brio's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by Brio's Board of Directors in February 1998. As of March 31, 1999, Brio had 619,441 shares of common stock reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio's fiscal year through April 1, 2000, by the lesser of 300,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of Brio's common stock on the first day or the last day of each six-month offering period.

                             BRIO TECHNOLOGY, INC.

  Brio accounts for its stock option and employee stock purchase plans (the "Plans") under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for these Plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," Brio's net loss applicable to common stock would have increased to the following pro forma amounts (in thousands, except per share information):

                                                                                           Years Ended March 31,
                                                                                           ---------------------
                                                                                       1999         1998        1997
                                                                                       ----         ----        ----
      Net loss applicable to common stock:
         As reported.......................................................           $  (753)    $(15,723)    $(8,624)
         Pro forma.........................................................           $(2,777)    $(16,342)    $(8,816)
      Basic net loss per share:
         As reported.......................................................           $ (0.04)    $  (1.22)    $ (0.66)
         Pro forma.........................................................           $( 0.14)    $  (1.27)    $ (0.68)

  The weighted average grant date fair value of options granted during fiscal 1999, 1998 and 1997, was $4.47, $0.56 and $0.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1997: risk-free interest rates ranging from 5.36 to 6.73 percent; expected dividend yields of zero percent; expected lives of 3 to 4 years from the grant date; and expected volatility of 0.01 percent. In 1999, the assumptions were: risk-free interest rates ranging from 4.33 to 5.73 percent; expected dividend yield of zero percent; expected lives of 3.14 years from the grant date; and expected volatility of 100.9%.

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

 Other Option and Warrant Agreements

  As part of the merger with SQRIBE, Brio assumed certain warrant agreements that granted rights to purchase 617,650 shares of SQRIBE Series A preferred stock at $3.40 per share and 3,000 shares of SQRIBE common stock at $3.50 per share. These rights were issued in connection with certain financing transactions in 1995. Warrants to purchase 617,650 shares of SQRIBE Series A preferred stock at $3.40 per share were exercised in 1996. As of March 31, 1999, the remaining 3,000 warrants, which expire in 2001, were still outstanding. Upon completion of the merger in August 1999, the remaining warrants were converted to 2,560 equivalent warrants for Brio common stock at a converted price of $4.10 per share.

  As part of the merger with SQRIBE, Brio assumed a severance agreement with an officer, dated in 1996, whereby the officer was granted the right to purchase 10,000 shares of SQRIBE common stock at $2.00 per share if the fair market value of SQRIBE's stock did not exceed certain specified targets by December 31, 1999. SQRIBE accrued $110,000, the estimated fair value of the arrangement, as severance expense in 1996. As of December 31, 1999, the specified targets discussed above were met and, accordingly, the right to purchase the shares expired.

  As part of the merger with SQRIBE, Brio assumed a warrant agreement, dated in fiscal 1998, that granted rights to a consulting firm to purchase 30,000 shares of SQRIBE common stock at $6.00 per share. These warrants expire in 2008. An expense of $106,000 was recorded for the fair value of these warrants when they were issued. Upon the completion of the merger in August 1999, the remaining warrants were converted to 25,602 equivalent warrants for Brio common stock at a converted price of $7.03 per share.

 Deferred Compensation

  In connection with the granting of 1,369,368 stock options to employees during the fiscal year ended March 31, 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for

                             BRIO TECHNOLOGY, INC.

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

9. CONTINGENCIES:

  On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that patent is invalid and enforceable. In December 1997, venue for the case was changed to Northern District of California in San Francisco, California. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999 Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving a patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

10. INCOME TAXES:

  Brio accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in Brio's financial statements. Deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

  The provision for income taxes consisted of the following components (in thousands):

                                                                 Years Ended March 31,
                                                     ---------------------------------------------
                                                         1999            1998            1997
                                                         ----            ----            ----
Current
   State ........................................    $      364       $       54      $        4
   Federal ......................................         1,967               75               0
   Foreign ......................................           100               50              50
                                                     ---------------------------------------------
        Total current ...........................         2,431              179              54

Deferred
   State ........................................    $        0                0      $        0
   Federal ......................................        (1,684)             (75)              0
   Foreign ......................................             0                0               0
                                                     ---------------------------------------------
        Total deferred ..........................        (1,684)             (75)              0
Total provision for income taxes ................    $      747        $     104      $       54
                                                     =============================================

  The provision for income taxes differs from the statutory U.S. Federal income tax rate primarily due to state taxes, the utilization of net operating loss carryforwards, alternative minimum taxes and the net change in the valuation allowance and foreign losses for which no tax benefit has been provided.

  Brio had a net deferred tax asset at March 31, 1999 and 1998 as follows (in thousands):

                                                                                                         1999       1998
                                                                                                         ----       ----
   Allowance for sales returns and doubtful accounts................................................   $   255    $   220
   Accumulated depreciation.........................................................................       (27)        12
   Accrued expenses and other.......................................................................     8,494      3,220
   Intangible assets amortized for tax..............................................................       673         --
   Federal and state credits........................................................................       367        307
   Capitalized research and development.............................................................       277        246
   Net operating losses.............................................................................     1,137      3,890
       Gain on sale of business.....................................................................      (300)        --
       Change in accounting method for tax purposes.................................................        --       (217)
                                                                                                       -------    -------
                                                                                                        10,876      7,678
   Valuation allowance..............................................................................    (8,781)    (7,603)
                                                                                                       -------    -------
   Net deferred income tax asset....................................................................   $ 2,095    $    75
                                                                                                       =======    =======

  At March 31, 1999, Brio had combined Federal and state net operating loss carryforwards of $3,266,000, which expire at various dates through 2019. Brio believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a valuation allowance has been recorded against the net deferred tax asset to the extent the net deferred asset exceeds current and prior year's regular tax. These factors include a history of operating losses, recent increases in expense levels to support Brio's growth, the competitive nature of Brio's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to Brio based on actual and forecasted operating results. The Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                Balance at   Charged to                 Balance
                                                                                Beginning    Costs and                   at End
Description                                                                     of Period     Expenses    Deductions   of Period
-----------                                                                     ----------   ----------   ----------   ----------
                                                                                                 (In thousands)
Year ended March 31, 1997:
Allowance for returns and doubtful accounts  ................................     $372,000     $719,000     $467,000   $  624,000
Year ended March 31, 1998:
Allowance for returns and doubtful accounts  ................................     $624,000     $732,000     $359,000   $  997,000
Year ended March 31, 1999:
Allowance for returns and doubtful accounts  ................................     $997,000     $823,000     $426,000   $1,394,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

  Certain information required by Part III is omitted from this report because Brio filed a definitive proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders held on August 3, 1999 and the information included in the Proxy Statement is incorporated herein by reference.

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

  (a) The following documents are filed as part of this report:

       (1) Financial Statements and Report of Arthur Andersen LLP, Independent Auditors

       (2) Financial Statement Schedule

       (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  (b) Reports on Form 8-K.

       None

  (c) Exhibits.

       23.1   Consent of Independent Public Accountants

       24.1   Power of Attorney (see page 49)

       27.1   Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRIO TECHNOLOGY, INC.



                                   By:    /s/ Yorgen H. Edholm
                                      ------------------------------
                                              Yorgen H. Edholm
                                      President, Chief Executive Officer
                                      and Direcor (Principal Executive Officer)

Date:  May 10, 2000

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yorgen H. Edholm and Tamara L. MacDuff, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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

                   Signature                                              Title                                   Date
                   ---------                                              -----                                   ----
   /s/ Yorgen H. Edholm                               President, Chief Executive Officer and Director            May 10, 2000
   --------------------------                         (Principal Executive Officer)
       Yorgen H. Edholm

   /s/ Tamara L. MacDuff                              Chief Financial Officer and Executive Vice                 May 10, 2000
   --------------------------                         President, Finance and Operations  (Principal
       Tamara L. MacDuff                              Financial and Accounting Officer)


   /s/ Katherine Glassey Edholm                       Chief Technical Officer and Director                       May 10, 2000
   ----------------------------
       Katherine Glassey Edholm

   /s/ Ofir Kedar                                     Chairman of the Board of Directors                         May 10, 2000
   --------------------------
       Ofir Kedar

                                                      Director
   --------------------------
       Bernard J. Lacroute

                                                      Director
   --------------------------
       J. Michael Cline

                                                      Director
   --------------------------
       Charlie Federman

   /s/ E. Floyd Kvamme                                Director                                                   May 10, 2000
   --------------------------
       E. Floyd Kvamme

                               INDEX TO EXHIBITS

Exhibit
Number
------
 23.1   Consent of Independent Public Accountants

 24.1   Power of Attorney (see page 49)

 27.1   Financial Data Schedule