Form 10-K405
period 2000-03-31
BRIO TECHNOLOGY INC
filed 2000-06-29
CIK 1056294

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2000

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

                          4980 Great America Parkway
                         Santa Clara, California 95054
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 496-7400

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2) YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $370,456,596 as of June 26, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 28,153,374 shares of the registrant's Common Stock issued and outstanding as of June 26, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 16, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

   Certain statements in this Annual Report on Form 10-K, including certain statements contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brio to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to Brio on the date hereof, and Brio assumes no obligation to update any such forward-looking statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Operating Results."

Item 1. Business.

Overview

   Brio Technology, Inc. (Brio) delivers a business-to-business (B2B) analytic software infrastructure that enables companies to use information through analytic dashboards--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. The Brio ONE solution meets the complete range of decision-processing needs with integrated business intelligence, enterprise reporting, enterprise information portal and packaged analytic applications that work across client/server and Web environments, all with ease of experience and scalability. With Brio ONE, companies can derive higher business value from all of their enterprise information sources, including enterprise resource planning (ERP), sales force automation (SFA) and customer relationship management (CRM) applications as well as data marts, data warehouses and the Web.

   Brio products are available through direct sales and professional services organizations located in the United States, Canada, Latin America, the United Kingdom, France, Germany, Japan, Australia, and more than 40 countries worldwide through value added resellers (VARs), resellers and distributors. See
Note 4 of Notes to Consolidated Financial Statements for additional information about geographic revenue.

   Brio currently serves thousands of organizations worldwide with over 4,000 installed sites. Brio counts over one third of the Fortune 500 as customers, including Alaska Airlines, AT&T, British Telecom, California State University System, Carrefour, Compaq Computer Corp., Fidelity Investments, Hewlett-Packard, Hoffman LaRoche, Hughes Communications, IBM, Merrill Lynch, Motorola, Sun Microsystems and the U.S. Army.

Industry Background

   In today's increasingly competitive markets, organizations in every industry are seeking to improve the business professional's ability to make timelier, fact-based business decisions. The key to achieving this goal is the effective use of real-time business information across the organization. While many organizations have spent considerable effort and resources over the past decade to collect, organize and distribute data, few have been able to effectively put it to use. Over the past few years, the Web has opened up a new channel of information delivery.

   Today, corporations are looking to take advantage of the Web to provide users with a streamlined solution for tracking key indicators that drive business. The use of the Web has not only transformed how information is produced and distributed within an organization, but has also enabled organizations to extend access to information to their business partners and customers. Companies are now working together towards a common objective and sharing operating information via the Web for increased efficiencies and better perspective into their businesses.

   Organizations are also erecting e-business sites to handle transactions. Companies moving to e-business will win or lose based on how well they leverage real-time information from their suppliers, customers and other third parties. To facilitate effective information sharing and decision making, companies need to implement an architecture which integrates disparate and hard-to-reach data sources into a personalized user environment that supports real-time analysis.

   Brio's extended analytic infrastructure reaches outside the firewall so organizations can distribute information globally, providing customers and business partners the ability to act on real-time information to make better, more-informed business decisions. Today, with portal technology and a complete analytic infrastructure, Brio puts both structured and unstructured information into the hands of every user and provides them with query, analysis and reporting tools to improve their decision making and ability to manage the top line. Brio refers to this shared use of information and analytics inside and outside the organization as "B2B Analytics." B2B Analytics need to:

  . take full advantage of the ubiquitous nature and distribution benefits offered by the Web;

  . integrate with and leverage the organization's existing systems; and

  . provide a comprehensive solution to the organization's information needs.

   In the absence of a B2B Analytics solution, organizations have deployed partial solutions for their reporting, analysis and information access needs. However, many organizations are realizing that incompatible and disparate reporting and analysis tools have inhibited the production and distribution of information. In addition, they are also realizing that they do not have the time to deploy two separate systems to service internal employees and external constituencies such as business partners and customers. As a result, Brio believes that organizations need a comprehensive, easy-to-use B2B Analytics solution that unifies access to all business information, meets the needs of all users inside and outside the enterprise, and is effective in traditional networks as well as email and Web environments.

Brio Solution

   Brio ONE is Brio's flagship offering, which provides a complete B2B Analytics infrastructure that integrates business intelligence, enterprise reporting, analytic applications and enterprise information portal software. Brio ONE takes the entire enterprise into account--supporting traditional "brick-and-mortar" business requirements as well as the demands of the new e-business model. Brio ONE is designed to meet the complete range of decision making needs--including internal employees as well as external customers, vendors and business partners. Brio ONE aims to increase the business value of enterprise information by empowering everyone in the enterprise to easily access and utilize the information they need to make better business decisions.

   Brio ONE delivers ease of use for both business decision makers and information technology (IT) staff by providing:

  . an intuitive, easy to understand and use interface;

  . a personalized experience for each end user;

  . adaptability for individual work styles and information needs;

  . real-time interaction with information for greater understanding; and

  . streamlined implementation, administration and maintenance.

   Beyond ease-of-use, Brio ONE fulfills the performance requirements of large enterprise deployments by:

  . being scalabe in multiple dimensions from individual work groups to entire enterprise, from bytes to terabytes of data, from one to hundreds of database and application servers, and from one to thousands of users; and

  . providing distributed processing and operations across a broad range of platforms and data sources.

   Brio ONE supports the full range of information delivery and analysis requirements for users throughout the enterprise, at every level of experience, technological sophistication and security clearance. Brio ONE facilitates business intelligence by:

  . enhancing the value of existing enterprise information;

  . leveraging customers' information assets and infrastructure, including
    ERP, SFA and CRM applications, data marts and data warehouses; and

  . empowering personnel, at every level of the enterprise as well as externally, to find, use and publish information that contributes to the enterprise's success.

Brio Strategy

   Brio's strategy is to be a leading provider of B2B Analytic solutions for both traditional Fortune 1000 companies and emerging e-business companies. Brio's B2B Analytic software infrastructure enables companies to use information--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. The following are key elements of Brio's strategy:

   Extend Technology Leadership. Brio has designed its products to satisfy customers' desire for rapid implementation, intuitive user interfaces, easy integration with existing database and other system software, high performance, and limited information technology staff support. Brio products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture and Web access and delivery technology based on standards such as Java, HTML and XML. Brio intends to devote significant resources to research and development efforts and to form strategic relationships that will enable Brio to further enhance its products' functionality and ease of use.

   Broaden Distribution Channels. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan and Australia. In addition, Brio has sold its products worldwide through VARs, resellers and distributors. Brio intends to grow its direct sales organization to intensify its coverage of large organizations and to augment its telesales operation to cover smaller organizations. In addition, Brio will continue to both leverage and grow its existing network of VARs, resellers and distributors to expand its indirect distribution channel worldwide.

   Expand Product Deployments Throughout the Enterprise. Brio's products and related services are designed to enable its customers to deploy business intelligence throughout their organizations. Although most organizations initially deploy Brio's products on a departmental or pilot basis, Brio believes that initial customer success with this deployment can lead to significant opportunities for larger scale adoption of Brio's products within the organization. Brio intends to focus its sales and services efforts on large organizations seeking large-scale B2B Analytics infrastructure deployments as well as making initial customer pilots or deployments successful.

   Leverage Industry Relationships. To accelerate the adoption of Brio's products as a standard platform for B2B Analytics, Brio has formed strategic relationships that provide for enhanced compatibility with partner technologies and increased market exposure and sales opportunities for Brio's products and services. Brio's partners include industry-leading providers of software and hardware, such as IBM, Microsoft and Oracle, that complement Brio's product and service offerings. Brio also partners with a wide range of training, implementation and application development services related to Brio's products. Brio's strategic relationships can, among other things, consist of:

  . Brio's participation in various sales and marketing initiatives sponsored by these companies, including joint presentations at industry trade shows and conferences; and

  . Brio agreements to support certain technology standards promoted by these companies.

   Increase International Presence. Outside of the United States, Brio has:

  . direct sales offices in Canada, the United Kingdom, France, Germany,
    Japan and Australia;

  . established distributor relationships in more than 40 countries, including Belgium, Italy, The Netherlands and South Africa; and

  . localized products in Chinese, French, German, Italian, Japanese,
    Portuguese (Brazilian) and Spanish.

   Brio intends to expand its global sales capabilities by increasing the size of its direct sales, sales support and marketing organizations, expanding its distribution channels in Europe, Latin America and Asia/Pacific and continuing localization efforts of its products in selected markets.

   Provide Premium Customer Support and Service. Brio believes that offering quality service and support is important to customer satisfaction and provides a significant opportunity to build customer loyalty and to differentiate itself from its competition. Brio intends to increase its focus on customer satisfaction by continuing to invest in support services including additional staffing, a Web-based help line and systems infrastructure. In addition, Brio is committed to providing customer-driven product functionality through feedback from user groups, prospects, consultants, partners and customer surveys.

Products and Technology

   Brio offers a set of technologies that create an integrated B2B Analytics infrastructure called "Brio ONE." Brio ONE is designed to meet the entire range of business intelligence needs of companies who need to provide decision processing and self-service business intelligence to a broad constituency of individuals, including employees, customers and business partners. Brio ONE's product functionality includes enterprise reporting, analytical reporting, ad hoc query and on-line analytical processing (OLAP), enterprise information portal, as well as tools for building and deploying a wide range of analytic applications.

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

  . support the decision-processing needs of both decision makers and the IT staff; and

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

  . Brio.Portal, Brio's enterprise information portal; and

  . Brio.Applications, Brio's packaged analytic application suite for strategic business analysis, revenue optimization and performance management.

Brio.Enterprise

   Brio.Enterprise is Brio's integrated business intelligence suite that incorporates query, analysis and analytical reporting capabilities for client-server and Web environments. Brio.Enterprise includes: BrioQuery Designer, BrioQuery Explorer, BrioQuery Navigator, Brio.Insight, Brio.QuickView, Brio.Freeview and the Brio Enterprise Server (comprised of the Broadcast Server and the OnDemand Server).

   BrioQuery. All editions of BrioQuery unify query, analysis, reporting, charting and analytic dashboard capabilities in one product for client-server users. To meet the differing needs of these users, BrioQuery is available in three editions:

  . BrioQuery Designer extends the core BrioQuery capabilities with application administration functionality to define and manage security, auditing and centralized access to features which enable IT departments to control the intelligence environment;

  . BrioQuery Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data and reports and need to be able to create their own queries, analyses and reports; and

  . BrioQuery Navigator is used by analysts or information consumers who do not have the technical ability or need to directly access database tables. These users typically only need access to pre-defined dashboards, data and reports that they can use as a basis for independent analyses.

   Web-based Products. Brio's Web-based client products provide users with a wide range of report, query and analytical capabilities within standard Web browsers. Together with Brio's server-based products, they enable organizations to deploy software that facilitates simplified administration and maintenance. Brio's Web-based products include:

  . Brio.Insight. Employing the same user-interface as BrioQuery, Brio.Insight delivers interactive query, analysis, reporting, charting and analytical capabilities inside a standard Web browser. Whether connected to the Web, to the Brio Enterprise Server or operating without connection, Brio.Insight enables users to go beyond viewing static reports to perform independent analysis and reports on the delivered information;

  . Brio.Quickview. Brio.Quickview enables organizations to deliver a portfolio of "view only" analytic applications and reports to users through a Web browser. These portfolios can include fully formatted reports with color, highlights, charts and tables. When used in conjunction with the Brio.Enterprise Server, Brio.Quickview provides users with the option to query the database live, retrieving data that is used to create their portfolio or to limit the view based on a set of criteria; and

  . Brio.Freeview. Brio.Freeview provides the same functionality as Brio.Quickview but allows the online display and printing of pre-built reports, with no analysis capabilities, and prohibits the ability to reach-through to the database to retrieve fresh data.

   Brio Enterprise Server. The Brio Enterprise Server product includes two server modules, the Broadcast Server and the OnDemand Server. It also includes a unified administration tool. The Brio Enterprise Server is designed to meet the information distribution and data access needs of information consumers, while providing IT departments with centralized control, administration and security management functionality.

  . Broadcast Server. The Broadcast Server enables IT departments to control the integrity and distribution of business information. It allows information producers to take queries, analyses and reports created with BrioQuery, and to schedule automatic processing and delivery of such reports based on date, time or event. The Broadcast Server pushes the reports and documents in a highly compressed format out to Web, client-server and mobile users via file transfer protocol, email, Web servers and/or network file servers and printers.

  . OnDemand Server. The OnDemand Server is a Web-based application server, which offers both mobile and desktop users easy and secure access to a variety of data sources. Users logon to the OnDemand Server to retrieve a personalized list of reports and analysis packages they have privileges to access. With the OnDemand Server adaptive reporting feature, IT departments can determine on a report-by-report basis the level of Brio.Insight and Brio.Quickview functionality and interactivity that a particular user is allowed. Additionally, the OnDemand Server (optionally) allows users to author and run database queries over the Web. The server can then pre-build reports and transmit them to Brio's Web-based client products, Brio.Insight, Brio.Quickview and Brio.Freeview. The OnDemand Server also automates the installation and maintenance of Brio's Web client software.

Brio.Report

   Brio.Report is a high-volume, high-performance server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from Brio.Report can range from high-volume printed reports to highly interactive reports delivered via the Web. Brio.Report consists of Brio.Report Builder, Brio.Report SQR Server, Brio.Report Viewer and Brio.Report Activator, as described below:

  . Brio.Report Builder. A powerful and flexible graphical report development environment enabling users to rapidly create enterprise reports via an easy point-and-click interface. Users can quickly build personalized reports such as visual analysis, with minimal assistance from their IT personnel;

  . Brio.Report SQR Server. A powerful report processing and data manipulation technology for high-performance reporting providing native access to over 75 combinations of databases and operating environments;

  . Brio.Report Viewer. Utility for viewing end-user reports; and

  . Brio.Report Activator. A set of integration components and ActiveX controls designed to enable developers to add extensive, flexible data-access and reporting features to commercial and custom Microsoft Windows applications, allowing users of those applications to pull information from databases easily and quickly.

Brio.Portal

   Brio.Portal provides dynamic, self-service access to enterprise information for employees, partners and customers. The distributed architecture of Brio.Portal manages structured and unstructured information and integrates knowledge management and business intelligence technology. This framework scales across platforms and locations and automatically personalizes the browser-based user interface and the content end users have access to based on each user's preferences and authorization. Brio.Portal also provides multiple integration capabilities to leverage existing enterprise information sources including data warehouses, applications, productivity tools and internet content.

Brio.Applications

   Brio.Applications is a flexible, powerful and evolutionary application framework to meet strategic analysis and performance management requirements. The initial product offering in the Brio.Applications suite is the Brio.Impact Revenue Performance Optimization (RPO) Application.

   Brio.Impact is an RPO packaged software application designed specifically for global corporations that need to manage healthy, top-line growth in the environment of changing product, market and business models. Brio.Impact produces insight into a company's revenue stream enabling users to find new opportunities to generate more revenue out of their existing business. Unlike other analytic applications, Brio.Impact provides specialized metrics that help company's track and manage the top-line. Its key features include:

  . sophisticated content in the form of business rules and metrics for sales, marketing, product management and finance to help them jointly manage the revenue generation process;

  . a complete and customizable analytic foundation that captures and automates best practices and analytical methods for analyzing and optimizing revenue performance;

  . a tightly integrated, collaborative framework by which all users share and interact with the same embedded business and analytical models, tactics and plans; and

  . an easy-to-use "performance dashboard" that provides intelligent navigation paths to isolate anomalies and analyze performance in the same way that top performers analyze and make decisions about their business.

Platforms

   Brio's business intelligence solutions, enterprise information portal, enterprise reporting solutions and analytic applications are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HP-UX and Sun Solaris). Brio's client products currently operate on a number of operating systems including Windows (95, 98, 2000 and NT), PowerMac and UNIX (AIX, HP-UX and Sun Solaris). Brio's products provide native, ODBC, DB2 and OLEDB connectivity to a variety of data sources including relational database management systems such as Oracle, DB2, SQL Server and Adaptive Server, non-relational database management systems such as Hyperion Essbase, Microsoft On-line Analytical Processing Services and Informix Metacube.

Sales and Marketing

   Sales. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan and Australia, and has sold its products worldwide through VARs, resellers and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing, or requests for proposals from prospects. Brio's field sales force conducts multiple presentations and demonstrations of Brio's products to management and users at customer sites as part of the direct sales effort. Sales cycles typically range from three to nine months. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with Brio's VARs, resellers and distributors. The direct sales force supports local partners and engages in joint sales efforts with partners, while the channel sales organization provides channel management.

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, resellers and distributors accounted for approximately 26% of total revenues in fiscal 2000, 21% of total revenues in fiscal 1999 and 24% of total revenues in fiscal 1998.

   Brio intends to grow its direct sales organization and its telesales operation to serve smaller organizations. In addition, Brio will realign and grow its channel sales organization to develop new market opportunities and to continue to leverage and grow its existing network of VARs, resellers and distributors to expand its indirect distribution channel worldwide. Brio currently expects that it will fund such expansion out of its working capital. Brio's agreements with its VARs generally provide for the right to resell a customized version of Brio's products in conjunction with sales of the VARs products or services. Brio typically offers its VARs a purchase discount to incent the VAR to sell Brio's products. Brio's agreements with its distributors generally require that such distributors make certain minimum purchases of Brio's products, none of which minimum purchases are material in amount either individually or in the aggregate. Brio does not typically grant exclusive sales territories to its distributors.

   Marketing. Brio is focused on building market awareness and acceptance of Brio and its products, as well as developing strategic partnerships. Brio has a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, as well as broad-scale marketing programs in conjunction with key local and global partners. Brio's corporate marketing strategy includes extensive public relations activities, a conference and trade show speakers program, as well as programs to work closely with key analysts and other influential third parties. Brio's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. Brio has effectively used local, regional and Web-based seminars to assist prospects in selecting enterprise business intelligence, enterprise reporting, enterprise information portal and analytic applications solutions. Brio has used the Web to further interest and the lead generation process and to improve the quality of the leads that it provides to the sales organization. Brio has invested in building a partner and channel marketing function which helps to recruit, train, support and conduct cooperative marketing with technology partners, systems integrators, consultants, VARs, resellers and distributors. These programs help to foster strong relationships between Brio and its various partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

   Brio's sales and marketing organization consisted of 278 full-time employees as of March 31, 2000. The sales and marketing staff is based at Brio's corporate headquarters in Santa Clara, California. Brio also has field sales offices in the metropolitan areas of Chicago, New York, San Francisco, Columbus, Los Angeles, Atlanta, Washington D.C. and Dallas as well as international sales offices in its foreign subsidiary locations.

Research and Development

   Brio's internal research and development teams have created the products that have been the basis for Brio's success, and Brio intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. Brio believes that its future success will, in large part, depend on its ability to maintain and improve current products and to develop new products that meet B2B Analytic needs. Brio's internal research and development teams are organized into business units comprised of product management, product marketing, engineering, quality assurance and technical publications. As of March 31, 2000, Brio's research and development organization consisted of 113 full-time employees. Product requirements are based on customer feedback, technical support experience, market analysis and technology trends. Brio employs a professional development methodology that constantly monitors customer satisfaction, quality, cost and delivery schedules.

Customer and Technical Support

   Brio believes that high quality, real-time customer support is a value-add to the successful marketing and sale of its products. Maintenance and support contracts, which are typically for twelve months and offered with an initial license, may be renewed annually and are typically set at a percentage of the total license fee. A large portion of Brio's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades at no additional cost, when available, and unlimited access to Brio's Technical Support hotline. Customers purchasing maintenance have several options to choose from that can be tailored to specific needs. Customers needing assistance have their issues immediately logged into the support database at the time of the call. Brio supplements its standard telephone hotline support with a number of Web-based support services, including access to frequently asked questions, a patch download area and an interface to the technical support department's problem-tracking database, which allows customers to submit cases and view the status of any of their current cases on-line. To improve user access to explanatory materials, Brio provides on-line documentation with all of its products. Among other things, such documentation includes detailed explanations of product features as well as problem-solving tips. As of March 31, 2000, Brio's services and support organization consisted of 111 full-time employees.

Competition

   Brio's market is still developing. The business intelligence, enterprise reporting, enterprise information portals and analytic applications markets are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Brio's current and potential competitors offer a variety of software solutions and generally fall within several categories:

  . business intelligence software vendors such as Cognos, Business Objects, Seagate Software and Hummingbird;

  . vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;

  . enterprise information portal software vendors, such as Plumtree and Viador;

  . database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Arbor;

  . analytic application vendors such as E.piphany; and

  . other companies that may in the future announce offerings of a B2B
    Analytic software infrastructure.

   Brio's competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. Brio has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than Brio. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies develop business intelligence software and B2B Analytics products and technologies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect Brio's business, operating results and financial condition.

   Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, increasing the ability of their products to address the needs of our prospective customers. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, limiting our ability to sell our products through particular distribution channels. Accordingly, competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect Brio's ability to obtain new licenses and maintenance and support renewals for existing licenses, on terms favorable to Brio. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on Brio's business, operating results and financial condition. Brio may not be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon Brio's business, operating results and financial condition.

   Brio competes on the basis of the following factors:

  . completeness of product offering;

  . product features;

  . ease of use;

  . product performance;

  . product quality;

  . analytical capabilities;

  . scalability;

  . open architecture;

  . customer support;

  . time to market; and

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

   Brio seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Brio currently has one United States patent and three pending patent applications. These pending patent applications may not result in the issuance of a patent. Our issued patent and any additional patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to our technology or design around our patent or any other patent that Brio may come to own.

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

   Brio has entered into source code escrow agreements with a number of customers and indirect channel partners requiring release of source code. Such agreements provide that the contracting party will have a limited, non-exclusive right to use the code, subject to the agreement, in the event that:

  . there is a bankruptcy proceeding by or against Brio;

  . Brio ceases to do business; or

  . in some cases, Brio fails to meet its contractual obligations.

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

   Finally, in the future Brio may rely upon software that it may license from third parties, including software that may be integrated with Brio's internally developed software and used in Brio's products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Brio's inability to obtain or maintain any third-party software licenses could result in shipment delays or reductions until equivalent software is developed, identified, licensed and integrated, which could have a material adverse effect on Brio's business, operating results and financial condition.

Employees

   As of March 31, 2000, Brio had 573 employees, including 278 in sales and marketing, 111 in services and support, 113 in research and development and 71 in general and administrative functions. Brio believes its employee relations are good. Brio's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. Brio has employment contracts with only four members of its executive management personnel, and currently maintains "key person" life insurance only on Yorgen Edholm, Brio's President and Chief Executive Officer. Brio does not believe such insurance would adequately compensate it for the loss of Mr. Edholm.

   Brio believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that Brio will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on Brio's business, operating results and financial condition. In particular, Brio has, from time to time, experienced and may continue to experience significant turnover of its sales force, due principally to the intensely competitive market for such personnel. Such turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive members of Brio's sales force.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of Brio and their ages as of June 26, 2000 are as follows:

        Name         Age                       Position(s)
        ----         ---                       ----------
 Yorgen H. Edholm... 45  President, Chief Executive Officer and Director
 Katherine Glassey.. 42  Chief Technology Officer, Executive Vice President,
                          Business Intelligence Products and Director
 Scott Chalmers..... 56  Executive Vice President, Worldwide Sales Operations
 John Schroeder..... 44  Executive Vice President, Products and Services
 Tamara MacDuff..... 42  Chief Financial Officer and Executive Vice President,
                          Finance and Operations
 Sujata Luther...... 43  Executive Vice President, Marketing

   Yorgen H. Edholm is a co-founder of Brio and has been its President and Chief Executive Officer and a director since inception. Prior to founding Brio, Mr. Edholm was a manager with the Management Consulting Division of Arthur Young & Company in New York (now Ernst & Young, LLP) where he co-founded the microcomputer-based Decision Support Systems Group. Before that, Mr. Edholm was a product manager with Industry Mathematics AB in Stockholm, Sweden. Mr. Edholm holds a M.S. in Computer Science and Applied Mathematics from the School of Physical Engineering at the Royal Institute of Technology in Stockholm, Sweden and an M.B.A. in Organizational Behavior and International Economics from the Stockholm School of Economics in Stockholm, Sweden. Mr. Edholm is the spouse of Katherine Glassey.

   Katherine Glassey is a co-founder of Brio and has been its Chief Technology Officer since January 1997 and has been a director since inception. She is also Executive Vice President, Business Intelligence Products. Prior to joining Brio, Ms. Glassey established and managed application development and consulting organizations for Metaphor Computer Systems, Inc., a decision support hardware and software company. Before joining Metaphor, Ms. Glassey was a Senior Consultant with the Management Consulting Division of Arthur Young & Company in New York where she co-founded the microcomputer-based Decision Support Systems Group. Ms. Glassey holds a B.S. in Operations Research from Cornell University with a Minor in English Literature. Ms. Glassey is the spouse of Yorgen H. Edholm.

   Scott Chalmers joined Brio as Executive Vice President, Worldwide Sales in August 1999 in connection with Brio's merger with SQRIBE Technologies Corp., where Mr. Chalmers had served as vice president of sales since joining in April 1998. Prior to SQRIBE, he was vice president of worldwide sales for Visigenic Software, where he was responsible for all of the company's sales activity, including direct and channel sales. Prior to that, he was with Informix Software as vice president of U.S. sales. His previous experience also includes sales management positions at AT&T and IBM. Mr. Chalmers holds a MBA from the University of California at Los Angeles and a bachelor's degree from Oklahoma University.

   John Schroeder joined Brio as Executive Vice President, Products and Services in August 1999 in connection with Brio's merger with SQRIBE Technologies, Corp., where Mr. Schroeder oversaw the development of the company's enterprise reporting and information delivery architecture since joining in 1996. Mr. Schroeder has also held executive position at Compuware Corp., where he was general manager of the company's applications management products business, and at Candle Corp., where he served as executive director responsible for systems management products. He hold a bachelor's degree in computer science from Southern Illinois Univeristy.

   Tamara MacDuff joined Brio in 1992 and is currently the Chief Financial Officer and Executive Vice President, Finance and Operations. Prior to joining Brio, she was a consultant with a public accounting firm providing business advisory services. Ms. MacDuff holds a bachelor's degree in finance with a minor in accounting from San Jose State University. Ms. MacDuff is also a Certified Public Accountant.

   Sujata Luther joined Brio in June 2000 and is currently Executive Vice President, Marketing. Prior to joining Brio, Ms. Luther spent nearly 17 years at Mattel, most recently as the senior vice president, international marketing and consumer strategy where she had global responsibility for girls' toys including development and execution of marketing campaigns, advertising, promotions and public relations. Ms. Luther was previously the senior vice president, worldwide consumer and sales research responsible for all product lines at Mattel. Ms. Luther holds an MBA from University of Santa Clara, an MA in Management Sciences from Bajaj Institute of Management in Bombay and a BA in Psychology from Delhi University.

Item 2. Properties.

   Brio's principal executive offices are located in Santa Clara, California where Brio leases approximately 141,000 square feet under a lease that expires in May 2010, approximately 17,000 square feet under a lease that expires in May 2005 and approximately 12,000 square feet under a lease that expires in October 2003. Brio also leases space (typically less than 5,000 square feet) in various geographic locations primarily for sales and support personnel. Brio believes that its current facilities are adequate to meet its needs through the end of fiscal 2001, at which time Brio may need to lease additional space.

   Brio was incorporated in California in February 1989 and was reincorporated in Delaware in April 1998. Its principal executive offices are located at 4980 Great America Parkway, Santa Clara, California 95054. Its telephone number at that location is (408) 496-7400.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Brio's Common Stock has been traded on the NASDAQ National Market since its initial public offering on May 1, 1998. As of April 1, 2000 Brio changed its symbol from "BRYO" to "BRIO." Brio has never declared or paid cash dividends on its capital stock. It currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of Brio's primary credit facility prohibit the paying of dividends without the lender's consent.

   The following table sets forth the high and low sales prices of Brio's Common Stock as reported by the NASDAQ National Market for each fiscal quarter in the two-year period ended March 31, 2000:

                                                                    High   Low
                                                                   ------ ------
   Fiscal 2000
   First Quarter.................................................. $21.00 $11.25
   Second Quarter................................................. $24.75 $12.81
   Third Quarter.................................................. $64.50 $18.50
   Fourth Quarter................................................. $54.00 $27.06
   Fiscal 1999
   First Quarter.................................................. $19.06 $11.00
   Second Quarter................................................. $13.88 $ 7.38
   Third Quarter.................................................. $18.25 $ 7.00
   Fourth Quarter................................................. $26.50 $14.38

Item 6. Selected Financial Data.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp. ("SQRIBE") in a transaction accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated for all periods presented, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. Restated historical consolidated financial statements combine the SQRIBE results for the fiscal years ended December 31, 1998 and 1997 with Brio's results for the years ended March 31, 1999 and 1998, respectively. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet of Brio at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. See Note 3 of Notes to Consolidated Financial Statements for additional information and disclosure.

   The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 2000, 1999 and 1998, and the selected consolidated balance sheet data as of March 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Brio appearing elsewhere in this Report. The selected consolidated statements of operations data for the years ended March 31, 1997 and 1996, and the selected consolidated balance sheet data as of March 31, 1998, 1997 and 1996, are derived from the audited Consolidated Financial Statements of Brio not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

                                          Years Ended March 31,
                                ---------------------------------------------
                                  2000     1999      1998     1997     1996
                                --------  -------  --------  -------  -------
                                  (In thousands, except per share data)
Consolidated Statements of
 Operations Data:
Total revenues................. $132,036  $85,686  $ 51,895  $31,383  $15,945
Loss from operations...........  (10,315)  (1,767)  (15,694)  (8,618)  (7,869)
Net income (loss)..............  (10,910)     163   (15,723)  (8,624)  (8,066)
Net loss applicable to common
 stock.........................  (10,910)    (753)  (15,723)  (8,624)  (8,066)
Basic net loss per share....... $  (0.43) $ (0.04) $  (1.22) $ (0.66) $ (0.65)
Shares used in computing basic
 net loss per share............   25,261   19,984    12,871   13,018   12,374
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments........ $ 33,404  $35,311  $  7,326  $ 4,020  $ 2,541
Total assets...................   85,864   68,260    29,423   17,947    9,558
Redeemable common stock........      --     3,110       344      516      516
Stockholders' equity
 (deficit).....................   28,126   26,288    (1,264)     152      547

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

Overview

   Brio delivers a business-to-business (B2B) analytic software infrastructure that enables companies to use information through analytic dashboards--inside and outside the firewall--to be more competitive, customer centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. Brio had an accumulated deficit of approximately $48.4 million as of March 31, 2000. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp. (SQRIBE), a Delaware corporation. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated, in accordance with required pooling-of-interests accounting and disclosures.

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

  . the fee is fixed or determinable; and

  . vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

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

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with VARs, resellers and distributors. Brio expects that revenues from sales through VARs, resellers and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, resellers and distributors were 26% of total revenues for fiscal 2000, 21% of total revenues for fiscal 1999 and 24% of total revenues for fiscal 1998. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, resellers and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. Brio has, in the past and may in the future, choose to grant greater license discounts and discounts on other elements, such as training and consulting, for sales of site licenses. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany, Japan and Australia, and indirectly through established distribution relationships in more than 40 countries, including Belgium, Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 18% of total revenues for fiscal 2000, 18% of total revenues for fiscal 1999 and 17% of total revenues for fiscal 1998. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 2000, Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

   Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 2000, 1999 and 1998, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio currently intends to commit substantial financial resources to the following:

  . research and development;

  . customer support;

  . sales and marketing, including the expansion of its direct sales force, third-party partnering relationships and its indirect channel sales organization; and

  . increased staffing and systems infrastructure to support Brio's expanding operations.

   Brio expects that its operating expenses will increase significantly in fiscal 2001. See "Risk Factors That May Affect Future Operating Results."

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                               Years Ended
                                                                 March 31,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
Consolidated Statements of Operations Data:
Revenues:
  License fees.............................................  68%    68%    69%
  Services.................................................  32     32     31
                                                            ---    ---    ---
    Total revenues......................................... 100    100    100
Cost of revenues:
  License fees.............................................   2      3      4
  Services.................................................  13     12     10
                                                            ---    ---    ---
    Total cost of revenues.................................  15     15     14
                                                            ---    ---    ---
Gross profit...............................................  85     85     86
Operating expenses:
  Research and development.................................  15     16     19
  Sales and marketing......................................  50     57     68
  General and administrative...............................  10     12     15
  Stock compensation to principal stockholders.............  --     --     14
  In-process research and development......................  --      2     --
  Non-recurring operating expenses.........................  17     --     --
                                                            ---    ---    ---
    Total operating expenses...............................  92     87    116
                                                            ---    ---    ---
Loss from operations.......................................  (7)    (2)   (30)
Interest and other income, net.............................  --      3     --
                                                            ---    ---    ---
Income (loss) before income taxes..........................  (7)     1    (30)
Provision for income taxes.................................  (1)     1     --
                                                            ---    ---    ---
Net loss...................................................  (8)    --    (30)
Increase in redemption value of redeemable common stock....  --     (1)    --
                                                            ---    ---    ---
Net loss applicable to common stock........................  (8)%   (1)%  (30)%
                                                            ===    ===    ===

Fiscal Years Ended March 31, 2000, 1999 and 1998

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased $46.4 million or 54% in fiscal 2000 when compared to fiscal 1999 and $33.8 million or 65% in fiscal 1999 compared to fiscal 1998. The increases were primarily due to increased license revenue and related maintenance and support revenue.

   Revenues by geographic location were as follows:

                                                         Years Ended March 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   Revenues by Geography:
     Domestic.......................................... $107,779 $70,097 $43,315
     International.....................................   24,257  15,589   8,580
                                                        -------- ------- -------
       Total revenues.................................. $132,036 $85,686 $51,895
                                                        ======== ======= =======

   Revenues from international sources increased $8.7 million or 56% in fiscal 2000 compared to fiscal 1999 and $7.0 million or 82% in fiscal 1999 compared to fiscal 1998. The increases were primarily due to increased demand for Brio products in Europe and Asia as Brio continued to expand direct and indirect sales efforts in these areas. See Note 4 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

   License Fees. Revenues from license fees increased $31.4 million or 54% in fiscal 2000 compared to fiscal 1999 and $22.6 million or 63% in fiscal 1999 compared to fiscal 1998. The increases were due to growing sales to new customers--approximately $10.3 million of the increase in fiscal 2000 and approximately $8.1 million of the increase in fiscal 1999--and increased follow-on sales to existing customers--approximately $21.1 million of the increase in fiscal 2000 and approximately $14.5 million of the increase in fiscal 1999.

   Services. Service revenues increased $15.0 million or 55% in fiscal 2000 compared to fiscal 1999 and $11.2 million or 70% in fiscal 1999 compared to fiscal 1998. The increases were due to an increase in maintenance and support revenues--approximately $9.9 million of the increase in fiscal 2000 and approximately $7.9 million of the increase in fiscal 1999--and an increase in training and consulting revenues related to Brio's installed customer base-- approximately $5.1 million of the increase in fiscal 2000 and approximately $3.3 million of the increase in fiscal 1999.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees increased $672,000 or 26% in fiscal 2000 compared to fiscal 1999 and $653,000 or 34% in fiscal 1999 compared to fiscal 1998. The increases in absolute dollars in fiscal 2000 and fiscal 1999 were primarily due to an increase in the number of licenses sold. The decreases as a percentage of total revenues in fiscal 2000 and 1999 were primarily due to an increase in the number of customers purchasing master disks, which are less expensive to produce and ship, as compared to "shrink-wrapped" product, and to economies of scale associated with absorbing fixed costs over a larger revenue base. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrink-wrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by $6.4 million or 61% in fiscal 2000 compared to fiscal 1999 and $5.4 million or 105% in fiscal 1999 compared to fiscal 1998. The increases were due principally to increases in personnel and related costs resulting from Brio's expansion of its support services in response to increased demand for maintenance and support and training and consulting services--approximately $4.1 million of the increase in fiscal 2000 and approximately $3.6 million of the increase in fiscal 1999--and increases in the use of outside consultants for training and consulting services--approximately $2.3 million of the increase in fiscal 2000 and approximately $1.8 million of the increase in fiscal 1999. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $6.2 million or 45% in fiscal 2000 compared to fiscal 1999 and $3.9 million or 40% in fiscal 1999 compared to fiscal 1998. The increases from year to year were primarily due to increased personnel and related costs required to continue to develop new products and enhance existing products. Brio believes that significant investment in research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $17.7 million or 37% in fiscal 2000 compared to fiscal 1999 and $13.3 million or 38% in fiscal 1999 compared to fiscal 1998. The increases were attributable to the costs associated with the expansion of Brio's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, France, Germany, Japan and Australia in addition to the expansion of the worldwide field sales organization which contributed approximately $8.0 million of the increase in fiscal 2000 and approximately $4.7 million of the increase in fiscal 1999. Higher sales commissions, bonuses and sales incentives associated with increased revenues also contributed approximately $6.1 million of the increase in fiscal 2000 and approximately $5.4 million of the increase in fiscal 1999. Increased domestic and international marketing expenses, including marketing activities, personnel and related costs contributed approximately $3.6 million of the increase in fiscal 2000 and approximately $3.2 million of the increase in fiscal 1999. The decrease in sales and marketing expenses as a percentage of total revenues was generally attributable to increases in revenues for the periods. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Nonetheless, Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems, and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $3.3 million or 31% in fiscal 2000 compared to fiscal 1999 and $2.7 million or 34% in fiscal 1999 compared to fiscal 1998. The increases in fiscal 2000 and 1999 was due to increased personnel and related costs--approximately $1.2 million of the increase in fiscal 2000 and $1.8 million of the increase in fiscal 1999-- increased professional fees--approximately $1.9 million in fiscal 2000 and approximately $200,000 of the increase in fiscal 1999--and higher expenses associated with managing and supporting Brio's growth and facilities expansion--approximately $200,000 of the increase in fiscal 2000 and approximately $700,000 of the increase in fiscal 1999. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to increased efficiencies in Brio's administrative operations and increased revenues. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $155,000 was expensed during fiscal 2000, approximately $129,000 was expensed during fiscal 1999, approximately $105,000 was expensed during fiscal 1998 and the balance will be expensed ratably over the next two years as the options vest. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding deferred compensation.

   Stock Compensation to Principal Stockholders. In September 1997, SQRIBE permitted certain stockholders controlling 97% of the then outstanding shares of common stock, including an executive officer, to exchange one-third of their shares of common stock for shares of Series B convertible preferred stock on a one-for-one basis. These stockholders subsequently sold these shares to third-party investors. Compensation expense of $7.7 million was recognized in this exchange in fiscal 1998 based on the difference between the fair values of the common and preferred shares on the date of the exchange.

   Purchased In-Process Research and Development. In connection with the acquisition of MerlinSoft, Inc. (MerlinSoft), Brio allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on future cash flows that have been adjusted by the project's completion percentage. While Brio relied upon an independent, third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. At the acquisition date, the development of these projects had not yet reached technological feasibility due to issues involving the completion of scalability, performance and security functions and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess of the purchase price over identified intangible assets was approximately $600,000.

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

   The purchased in-process research and development consisted of two projects. Both of these projects are aimed at the delivery of timely, in-depth, sophisticated analytical applications. The first product provides data models for analysis in specific industries and functional areas, metric libraries, a Web-based client and the ability for business users to manage application components ("Analysis Product"). The second product includes in-depth modeling features for margin analysis and what-if scenarios to determine the impact of various decisions and parameters ("Modeling Product"). The research and development costs incurred by MerlinSoft in the development of the Analysis Product were approximately $298,000 in fiscal 1998 and approximately $4,000 in fiscal 1997. The research and development costs incurred by MerlinSoft in the development of the Modeling Product were approximately $34,000 in fiscal 1998. At the date of acquisition, the research and development costs to complete the Analysis Product were estimated by MerlinSoft to be approximately $855,000 in fiscal 2000 and 1999. At the date of acquisition, the research and development costs to complete the Modeling Product project were estimated by MerlinSoft to be approximately $933,000 in fiscal 2000 and 1999.

   The development technologies were evaluated in the context of Interpretation 4 of Statement of Financial Accounting Standards (SFAS) No. 2 and SFAS No. 86, where appropriate. In accordance with these provisions, research and development projects were evaluated individually to determine if technological feasibility had been achieved and if there was any alternative future use. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. The issue of alternative future use was addressed in discussions with the management of Brio. This process included on-site management interviews and review of technical data.

   As of March 31, 2000, Brio has successfully completed the Analysis and Modeling Products. MerlinSoft's results have not differed significantly from the forecast assumptions. Brio's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of the forecast assumptions. The risks associated with products are still considered high and no assurance can be made that the products will meet market expectations.

   Non-recurring operating expenses. Non-recurring operating expenses are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                                  March 31, 2000
                                                                  --------------
   Merger and restructuring costs................................    $13,160
   Settlement costs..............................................      9,137
                                                                     -------
     Total non-recurring operating expenses......................    $22,297
                                                                     =======

   Brio's merger with SQRIBE was completed on August 3, 1999. In fiscal 2000, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to year-end and all of the merger-related expenses were incurred prior to year-end. Substantially all of the merger-related charges were paid during fiscal 2000.

   On September 9, 1999, Brio and Business Objects, S.A. announced the settlement of a patent infringement action, pending in the U.S. District Court for the Northern District of California in San Jose, pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable quarterly in $1.0 million payments over 10 quarters, with the first payment due September 30, 1999. The $9.1 million of settlement costs represent the net present value of the quarterly payments and the remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

Interest and Other Income, Net

   Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest charges relating to the Business Objects, S.A. litigation settlement and interest incurred on Brio's bank line of credit. Interest and other income, net, decreased $1.9 million or 72% in fiscal 2000 compared to fiscal 1999 primarily due to interest charges relating to the Business Objects, S.A. litigation settlement, lower cash, cash equivalent and short-term investment balances and a higher loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries of approximately $429,000. Interest and other income, net, increased $2.6 million in fiscal 1999 compared to fiscal 1998 primarily due to an increase in interest income resulting from larger cash balances associated with the closing of Brio's initial public offering in May 1998 and a gain on the sale of business by SQRIBE, offset by foreign currency transaction losses resulting from intercompany receivables from foreign subsidiaries of approximately $126,000. See Note 2 of Notes to Consolidated Financial Statements for a description of foreign currency transactions and Brio's policy related to accounting for short-term investments.

Provision for Income Taxes

   The provision for income taxes of $1,343,000 in fiscal 2000, $747,000 in fiscal 1999 and $104,000 in fiscal 1998, consisted primarily of Federal and state alternative minimum taxes as Brio utilized net operating loss carryforwards to offset current income taxes generated from domestic operations.

   At March 31, 2000, Brio has approximately $17,140,000 of Federal net operating loss carryforwards and approximately $10,464,000 of State net operating loss carryforwards both of which expire at various dates through 2020. Brio also has approximately $14,069,000 of Foreign net operating loss carryforwards which expire at various dates through 2020 or carryforward indefinitely. In addition, Brio has R&D tax credit carryforwards of approximately $2,954,000 which expire at various dates through 2020. Brio believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits and has therefore provided a valuation allowance for a significant portion of its deferred tax asset at March 31, 2000. These factors include a history of operating losses, recent increases in expense levels to support Brio's growth, the competitive nature of Brio's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to Brio based on actual and forecasted operating results. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Brio will adopt SAB No. 101, as amended by SAB No. 101B, in the fourth quarter of fiscal 2001. Management believes the adoption of SAB No. 101 will not have a material effect on Brio's financial statements.

   In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." All costs incurred in the planning stage should be expensed as incurred. For the web site application and development stage, all costs relating to software used to operate a web site should be accounted for pursuant to SOP 98-1, unless a plan exists to market the software externally, in which case the costs should be accounted for pursuant to SFAS No. 86. Web site hosting fees should be expensed over the period of benefit and web site graphics should be capitalized in accordance with SOP 98-1. This consensus will be applicable to all web site development costs incurred for quarters beginning after June 30, 2000, even for costs relating to projects that are in progress as of that date. Management believes that the adoption of EITF 00-2 will not have a material effect on Brio's financial statements.

   In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25. FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN No. 44 will not have a material effect on Brio's financial statements.

Liquidity and Capital Resources

   As of March 31, 2000, Brio had cash, cash equivalents and short-term investments of $33.4 million. In addition, Brio maintains a bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate. Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of March 31, 2000, the line of credit requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1. Brio was in compliance with this covenant as of March 31, 2000. The line expires on December 31, 2000. No amounts are outstanding under the line as of March 31, 2000.

   As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. Brio also assumed a $1.0 million equipment purchase line of credit. As of March 31, 2000, a $500,000 letter of credit has been issued under the equipment line to support a facilities lease.

   Net cash generated by operating activities was $1.3 million in fiscal 2000 and $3.9 million in fiscal 1999. Net cash used in operating activities was $1.1 million in fiscal 1998. The decrease in fiscal 2000 was primarily due to a $10.2 million increase in net loss applicable to common stock, offset by $7.6 million of favorable changes in the balances of operating assets and liabilities. The increase in fiscal 1999 was primarily due to a $15.1 million decrease in net loss applicable to common stock, offset by $10.1 million of unfavorable changes in the balances of operating assets and liabilities.

   Net cash used in investing activities was $6.9 million in fiscal 2000, consisting of approximately $9.3 million for the purchase of property and equipment, net, offset by approximately $2.4 million in sales of short-term investments, net of purchases. Net cash used in investing activities was $20.1 million in fiscal 1999, consisting of approximately $4.1 million for the purchase of property and equipment, net, approximately $13.8 million for the purchase of short-term investments, net of sales and approximately $2.2 million for the purchase of MerlinSoft, net of cash acquired. Net cash used in investing activities was $3.1 million in fiscal 1998, consisting of purchases of property and equipment, net.

   Net cash provided by financing activities was $6.0 million in fiscal 2000, consisting of approximately $6.7 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $1.3 million of proceeds from the repayment of notes receivable from stockholders, offset by approximately $2.0 million of repayments under notes payable. Net cash provided by financing activities was $29.9 million in fiscal 1999, consisting of approximately $33.3 million of proceeds from the issuance of common stock to employees under various incentive stock plans and the proceeds from Brio's initial public offering, offset by approximately $1.6 million of issuance of notes to stockholders, net of repayments and approximately $1.8 million in net repayments under notes payable. Net cash provided by financing activities was $7.3 million in fiscal 1998, consisting of approximately $5.8 million of proceeds from private sales of preferred stock and proceeds from the exercise of preferred stock warrants, approximately $200,000 of proceeds from the issuance of common stock to employees under various incentive stock plans, approximately $100,000 of repayment of notes receivable to stockholders and approximately $1.2 million of periodic borrowings, net of repayments, on the bank line of credit.

   Brio currently has no material commitments other than those under operating lease agreements. Brio has experienced a substantial increase in its capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary of those of Brio, which may require the use of cash. Management believes existing cash, cash equivalents and short-term investments will be sufficient to meet Brio's operating requirements for at least the next twelve months; however, Brio may sell additional equity or debt securities or obtain credit facilities to further enhance its position. The sale of additional securities could result in additional dilution to Brio's stockholders.

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

   In addition, if we cannot manage an expanding work force, improve our reporting systems and customer service infrastructure and manage the integration of acquired businesses, products or technologies, we will be unable to continue to manage the growth of our operations, which could harm our business and financial results.

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. As of March 31, 2000, Brio had stockholders' equity of approximately $28.1 million.

   Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain the same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

   Because Brio depends on a direct sales force, any failure by Brio to attract and retain adequate sales personnel could slow its sales and increase its expenses, causing significant financial and operational risks. Brio may not be able to attract and retain adequate sales personnel, despite the expenditure of significant resources to do so, and the failure to do so could materially harm its ability to sell its products at expected levels. Because turnover tends to slow sales efforts until replacement personnel can be recruited and trained, failure to retain sales personnel could seriously hamper our business, operating results and financial condition. Competition for personnel with a sufficient level of expertise and experience for direct sales positions is intense, particularly among competitors who may have substantially greater resources than the Brio or greater resources dedicated to hiring direct sales personnel. In addition, Brio has experienced significant turnover of its sales force.

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

   Brio has recently experienced difficulties in hiring highly qualified sales and engineering personnel, and may continue to have difficulty in attracting employees in those categories. Brio has employment contracts with only four members of its executive management personnel. Brio currently maintains "key person" life insurance only on Yorgen Edholm, its President and Chief Executive Officer. Brio does not believe its current insurance would adequately compensate it for the loss of Mr. Edholm.

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

   Because Brio expects to achieve revenue growth and increased margins through indirect sales channels, Brio's failure to develop and manage indirect sales channels could limit its sales growth and financial performance. Brio may not be able to continue to attract and retain additional indirect channel partners that will be able to market its products effectively and provide timely and cost-effective customer support and services. Brio may not be able to manage conflicts within its indirect channel or that its focus on increasing sales through the indirect channels will not divert management resources and attention from direct sales. In addition, Brio's agreements with indirect channel partners do not restrict the channel partners from distributing competing products, and in many cases may be terminated by either party without cause. The ability of Brio to achieve revenue growth and improved operating margins on product sales in the future will depend in large part upon its success in expanding and maintaining indirect channels worldwide. Indirect channels include VARs, resellers and distributors.

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, resellers and distributors accounted for approximately 26% of total revenues in fiscal 2000, 21% of total revenues in fiscal 1999 and 24% of total revenues in fiscal 1998.

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

  . vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;

  . enterprise information portal software vendors, such as Plumtree and Viador;

  . database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Arbor;

  . analytic application vendors such a E.piphany; and

  . other companies that may in the future announce offerings of a B2B
    Analytic software infrastructure.

   These competitors may be able to respond more quickly than Brio to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies enter into the B2B Analytics market and new products and technologies are introduced. Brio will compete on the basis of the following factors:

  . completeness of product offering;

  . product features;

  . ease of use;

  . product performance;

  . product quality;

  . analytical capabilities;

  . scalability;

  . open architecture;

  . customer support;

  . time to market; and

  . price.

   Our failure to compete favorably in these areas could limit our ability to attract and retain customers, which could have a material adverse affect on our results of operations.

   Market consolidation may create more formidable competitors. Alliances among current and new competitors may emerge and rapidly gain significant market share. The failure of Brio to compete successfully against current and future competitors could materially harm its business, operating results and financial condition by driving down prices and reducing revenue growth. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Current or future indirect channel partners of Brio may establish cooperative relationships with current or potential competitors, thereby limiting Brio's ability to sell its products through particular distribution channels. Such competition could have a material adverse effect on Brio's ability to obtain new licenses and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial conditions.

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

  . seasonal reductions in business activity during the summer months in Europe; and

  . potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999.

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

   The market may not accept Brio's products, which would reduce revenues, growth and profitability. Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for B2B Analytics products to develop, or failure of enterprise-wide implementations of Brio's products to achieve broad market acceptance, could materially harm Brio's business, operating results and financial condition. To date, Brio's selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide B2B Analytics solutions or of its products and capabilities, nor have most companies deployed B2B Analytics solutions on an enterprise-wide basis. Brio's efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for B2B Analytics or acceptance of Brio's products.

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

   Brio has one issued patent and three pending patent applications. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and three pending applications. The patent applications may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that we may come to own.

   Despite Brio's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Brio's products or to obtain and use information that Brio regards as proprietary. Policing unauthorized use of Brio's products is difficult, and while Brio is unable to determine the extent to which piracy of its software products exists, Brio expects software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the U.S. Brio's means of protecting its proprietary rights in the U.S. or abroad may not be adequate, and competitors may independently develop similar technology.

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

  . announcement of business partnerships;

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

   Anti-takeover provisions may adversely effect Brio's stock price and make it more difficult for a third party to acquire Brio. Provisions of Brio's charter documents may have the effect of delaying or preventing a change in control of Brio or its management, which could have a material adverse effect on the market price of Brio's common stock. These include provisions:

  . relating to a classified board of directors and provisions eliminating cumulative voting;

  . eliminating the ability of stockholders to take actions by written consent; and

  . limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

   In addition, the Brio board of directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of Brio's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that Brio may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Brio's outstanding voting stock, thereby delaying, deferring or preventing a change in control of Brio. Brio has no present plan to issue shares of preferred stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2000, Brio had $21.6 million of cash and cash equivalents with a weighted average variable rate of 4.76% and $11.8 million of short-term investments with a weighted average variable rate of 5.95%.

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

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At March 31, 2000 there were no outstanding foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data

                             BRIO TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................  35

Consolidated Balance Sheets ................................................  36

Consolidated Statements of Operations.......................................  37

Consolidated Statements of Stockholders' Equity (Deficit)...................  38

Consolidated Statements of Cash Flows.......................................  39

Notes to Consolidated Financial Statements..................................  40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Brio Technology, Inc.:

   We have audited the accompanying consolidated balance sheets of Brio Technology, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brio Technology, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under 14 (a) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
April 21, 2000

                             BRIO TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                          ASSETS
                          ------

Current Assets:
  Cash and cash equivalents................................  $ 21,573  $ 21,026
  Short-term investments...................................    11,831    14,285
  Accounts receivable, net of allowance of $2,848 and
   $1,394..................................................    31,429    20,674
  Inventories..............................................       822       376
  Deferred income taxes....................................     1,890     2,095
  Prepaid expenses and other current assets................     3,862     1,458
                                                             --------  --------
     Total current assets..................................    71,407    59,914
Property and Equipment, net................................    12,118     6,540
Other Assets...............................................     2,339     1,806
                                                             --------  --------
                                                             $ 85,864  $ 68,260
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
  Current maturities of notes payable......................  $    --   $  2,000
  Accounts payable.........................................     7,801     4,251
  Accrued liabilities--
   Payroll and related benefits............................    11,423     5,902
   Other...................................................     8,786     5,716
  Deferred revenue, current................................    24,108    18,666
                                                             --------  --------
     Total current liabilities.............................    52,118    36,535
Noncurrent Deferred Revenue................................     2,717     2,194
Other Noncurrent Liabilities...............................     2,903       133
                                                             --------  --------
     Total liabilities.....................................    57,738    38,862
                                                             --------  --------
Redeemable common stock....................................       --      3,110
                                                             --------  --------
Commitments and Contingencies (Notes 5 and 8)
Stockholders' Equity:
  Convertible preferred stock, $0.001 par value, aggregate
   liquidation preference of $19,560 at March 31, 1999:
  Authorized--None at March 31, 2000 and 4,992,189 shares
   at March 31, 1999.......................................       --          5
  Issued and outstanding--4,610,597 shares at March 31,
   1999....................................................
  Preferred stock, $0.001 par value:
  Authorized--2,000,000 shares at March 31, 2000 and 1999,
   none issued and outstanding.............................       --        --
  Common stock, $0.001 par value:
  Authorized--60,000,000 shares at March 31, 2000 and
   1999....................................................        28        21
  Issued and outstanding--27,669,555 shares at March 31,
   2000 and 21,424,928 shares
   at March 31, 1999.......................................
  Additional paid-in capital...............................    76,807    66,180
  Notes receivable from stockholders.......................      (483)   (1,820)
  Deferred compensation....................................      (118)     (456)
  Accumulated components of comprehensive income (loss)....       312      (132)
  Accumulated deficit......................................   (48,420)  (37,510)
                                                             --------  --------
     Total stockholders' equity............................    28,126    26,288
                                                             --------  --------
                                                             $ 85,864  $ 68,260
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     Years Ended March 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
Revenues:
  License fees...................................  $ 89,670  $58,282  $ 35,731
  Services.......................................    42,366   27,404    16,164
                                                   --------  -------  --------
    Total revenues...............................   132,036   85,686    51,895
                                                   --------  -------  --------
Cost of revenues:
  License fees...................................     3,254    2,582     1,929
  Services.......................................    16,835   10,468     5,101
                                                   --------  -------  --------
    Total cost of revenues.......................    20,089   13,050     7,030
                                                   --------  -------  --------
Gross profit.....................................   111,947   72,636    44,865
                                                   --------  -------  --------
Operating expenses:
  Research and development.......................    19,917   13,732     9,830
  Sales and marketing............................    66,208   48,470    35,162
  General and administrative.....................    13,840   10,548     7,860
  Stock compensation to principal stockholders...       --       --      7,707
  In-process research and development............       --     1,653       --
  Non-recurring operating expenses...............    22,297      --        --
                                                   --------  -------  --------
    Total operating expenses.....................   122,262   74,403    60,559
                                                   --------  -------  --------
Loss from operations.............................   (10,315)  (1,767)  (15,694)
Interest and other income, net...................       748    2,677        75
                                                   --------  -------  --------
Income (loss) before provision for income taxes..    (9,567)     910   (15,619)
Provision for income taxes.......................     1,343      747       104
                                                   --------  -------  --------
Net income (loss)................................   (10,910)     163   (15,723)
Increase in redemption value of redeemable common
 stock...........................................       --      (916)      --
                                                   --------  -------  --------
Net loss applicable to common stock..............  $(10,910) $  (753) $(15,723)
                                                   ========  =======  ========
Basic net loss per share.........................  $  (0.43) $ (0.04) $  (1.22)
                                                   ========  =======  ========
Shares used in computing basic net loss per
 share...........................................    25,261   19,984    12,871
                                                   ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                                                  Notes
                                Convertible                                     Receivable           Accumulated
                   Compre-    Preferred Stock      Common Stock      Additional    From    Deferred Components of Accumu-
                   hensive   ------------------  ------------------   Paid-in     Stock-   Compen-  Comprehensive  lated
                     Loss      Shares    Amount    Shares    Amount   Capital    holders    sation  Income (Loss) Deficit
                   --------  ----------  ------  ----------  ------  ---------- ---------- -------- ------------- --------
BALANCE, MARCH
31, 1997.........             7,032,255  $   3   13,125,600  $  13    $17,929    $  (314)   $ --        $ (62)    $(17,417)
 Issuance of
 Series C
 preferred stock,
 net.............               852,269    --           --     --       5,844        --       --          --           --
 Conversion of
 common stock to
 Series B
 preferred
 stock...........             2,115,439      2   (2,115,439)    (2)     7,707        --       --          --           --
 Conversion of
 redeemable
 common stock to
 Series B
 preferred
 stock...........                76,806    --           --     --         172        --       --          --           --
 Exercise of
 common stock
 options for
 cash............                   --     --       190,993    --         205        --       --          --           --
 Exercise of
 common stock
 options for
 notes
 receivable......                   --     --        57,701    --          35        (35)     --          --           --
 Exercise of
 common stock
 warrant for
 cash............                   --     --        10,000    --           6        --       --          --           --
 Repurchase of
 restricted
 shares..........                   --     --        (9,480)   --          (6)       --       --          --           --
 Repayment of
 notes receivable
 from
 stockholders....                   --     --           --     --         --          57      --          --           --
 Deferred
 compensation....                   --     --           --     --         580        --      (580)        --           --
 Amortization of
 deferred
 compensation....                   --     --           --     --         --         --       105         --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                   --     --           --     --         (16)       --        16         --           --
 Net loss
 applicable to
 common stock....  $(15,723)        --     --           --                --         --                   --       (15,723)
 Cumulative
 translation
 adjustment......       217         --     --           --     --         --         --       --          217          --
                   --------  ----------  -----   ----------  -----    -------    -------    -----       -----     --------
                   $(15,506)
                   ========
BALANCE, MARCH
31, 1998.........            10,076,769      5   11,259,375     11     32,456       (292)    (459)        155      (33,140)
 Conversion of
 preferred stock
 to common
 stock...........            (5,466,172)   --     5,466,172      5         (5)       --       --          --           --
 Exercise of
 common stock
 options for
 cash............                   --     --       329,203      1        515        --       --          --           --
 Exercise of
 common stock
 options for
 notes
 receivable......                   --     --     1,232,589      1      1,640     (1,641)     --          --           --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...                   --     --       105,137    --         737        --       --          --           --
 Issuance of
 common stock
 during initial
 public offering,
 net.............                   --     --     3,085,000      3     30,421        --       --          --           --
 Repurchase of
 restricted
 shares..........                   --     --       (52,548)   --         (54)        54      --          --           --
 Stock
 compensation
 arrangements....                   --     --           --     --         390        --      (188)        --           --
 Repayment of
 notes receivable
 from
 stockholders....                   --     --           --     --         --          59      --          --           --
 Amortization of
 deferred
 compensation....                   --     --           --     --         --         --       129         --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                   --     --           --     --         (62)       --        62         --           --
 Income tax
 benefit from
 stock options
 exercised.......                   --     --           --     --         142        --       --          --           --
 Adjustment to
 conform SQRIBE
 Technologies,
 Corp. fiscal
 year-end........                   --     --           --     --         --         --       --          --        (3,617)
 Net income
 applicable to
 common stock....  $   (753)        --     --           --     --         --         --       --          --          (753)
 Cumulative
 translation
 adjustment......       (23)        --     --           --     --         --         --       --          (23)         --
 Unrealized loss
 on investments..      (264)        --     --           --     --         --         --       --         (264)         --
                   --------  ----------  -----   ----------  -----    -------    -------    -----       -----     --------
                   $ (1,040)
                   ========
BALANCE, MARCH
31, 1999.........             4,610,597      5   21,424,928     21     66,180     (1,820)    (456)       (132)     (37,510)
 Conversion of
 preferred stock
 to common
 stock...........            (4,610,597)    (5)   4,610,597      5        --         --       --          --           --
 Conversion of
 redeemable
 common stock to
 common stock....                   --     --           --     --       3,110        --       --          --           --
 Exercise of
 common stock
 options for
 cash............                   --     --     1,287,331      1      4,123        --       --          --           --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...                   --     --       347,324      1      2,554        --       --          --           --
 Repurchase of
 restricted
 shares..........                   --     --          (625)   --         --         --       --          --           --
 Repayment of
 notes receivable
 from
 stockholders....                   --     --           --     --         --       1,337      --          --           --
 Amortization of
 deferred
 compensation....                   --     --           --     --         --         --       155         --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                   --     --           --     --        (183)       --       183         --           --
 Income tax
 benefit from
 stock options
 exercised.......                   --     --           --     --       1,023        --       --          --           --
 Net loss
 applicable to
 common stock....  $(10,910)        --     --           --     --         --         --       --          --       (10,910)
 Cumulative
 translation
 adjustment......       128         --     --           --     --         --         --       --          128          --
 Unrealized gain
 on investments..       316         --     --           --     --         --         --       --          316          --
                   --------  ----------  -----   ----------  -----    -------    -------    -----       -----     --------
                   $(10,466)
                   ========
BALANCE, MARCH
31, 2000.........                   --   $ --    27,669,555  $  28    $76,807    $  (483)   $(118)      $ 312     $(48,420)
                             ==========  =====   ==========  =====    =======    =======    =====       =====     ========
                       Total
                   Stockholders'
                       Equity
                     (Deficit)
                   -------------
BALANCE, MARCH
31, 1997.........    $    152
 Issuance of
 Series C
 preferred stock,
 net.............       5,844
 Conversion of
 common stock to
 Series B
 preferred
 stock...........       7,707
 Conversion of
 redeemable
 common stock to
 Series B
 preferred
 stock...........         172
 Exercise of
 common stock
 options for
 cash............         205
 Exercise of
 common stock
 options for
 notes
 receivable......         --
 Exercise of
 common stock
 warrant for
 cash............           6
 Repurchase of
 restricted
 shares..........          (6)
 Repayment of
 notes receivable
 from
 stockholders....          57
 Deferred
 compensation....         --
 Amortization of
 deferred
 compensation....         105
 Termination of
 shares granted
 under incentive
 stock plans.....         --
 Net loss
 applicable to
 common stock....     (15,723)
 Cumulative
 translation
 adjustment......         217
                   -------------
BALANCE, MARCH
31, 1998.........      (1,264)
 Conversion of
 preferred stock
 to common
 stock...........         --
 Exercise of
 common stock
 options for
 cash............         516
 Exercise of
 common stock
 options for
 notes
 receivable......         --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...         737
 Issuance of
 common stock
 during initial
 public offering,
 net.............      30,424
 Repurchase of
 restricted
 shares..........         --
 Stock
 compensation
 arrangements....         202
 Repayment of
 notes receivable
 from
 stockholders....          59
 Amortization of
 deferred
 compensation....         129
 Termination of
 shares granted
 under incentive
 stock plans.....         --
 Income tax
 benefit from
 stock options
 exercised.......         142
 Adjustment to
 conform SQRIBE
 Technologies,
 Corp. fiscal
 year-end........      (3,617)
 Net income
 applicable to
 common stock....        (753)
 Cumulative
 translation
 adjustment......         (23)
 Unrealized loss
 on investments..        (264)
                   -------------
BALANCE, MARCH
31, 1999.........      26,288
 Conversion of
 preferred stock
 to common
 stock...........         --
 Conversion of
 redeemable
 common stock to
 common stock....       3,110
 Exercise of
 common stock
 options for
 cash............       4,124
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...       2,555
 Repurchase of
 restricted
 shares..........         --
 Repayment of
 notes receivable
 from
 stockholders....       1,337
 Amortization of
 deferred
 compensation....         155
 Termination of
 shares granted
 under incentive
 stock plans.....         --
 Income tax
 benefit from
 stock options
 exercised.......       1,023
 Net loss
 applicable to
 common stock....     (10,910)
 Cumulative
 translation
 adjustment......         128
 Unrealized gain
 on investments..         316
                   -------------
BALANCE, MARCH
31, 2000.........    $ 28,126
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended March 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash Flows from Operating Activities:
Net loss applicable to common stock.............  $(10,910) $   (753) $(15,723)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
 Depreciation and amortization..................     2,977     2,378     1,303
 Amortization of long-term assets...............       371       150        14
 Adjustment to conform SQRIBE Technologies
  Corp. fiscal year-end.........................       --     (1,767)      --
 Increase in redemption value of redeemable
  common stock..................................       --        916       --
 In-process research and development............       --      1,653       --
 Gain on sale of business.......................       --       (692)      --
 Loss on disposal of property and equipment.....       768        52         8
 Provision for returns and doubtful accounts....     1,494       823       732
 Provision for loss on marketable securities....       346       --        --
 Stock compensation.............................       --        202     7,707
 Deferred compensation amortization.............       155       129       105
 Deferred taxes.................................       205    (1,915)      (75)
 Changes in operating assets and liabilities,
  net of acquired business:
   Accounts receivable..........................   (12,249)   (6,756)   (7,444)
   Inventories..................................      (446)      (15)     (257)
   Prepaid expenses and other assets............    (3,308)     (915)      644
   Accounts payable and accrued liabilities.....    15,934     5,360     3,780
   Deferred revenue.............................     5,965     5,060     8,100
                                                  --------  --------  --------
     Net cash provided by (used in) operating
      activities................................     1,302     3,910    (1,106)
                                                  --------  --------  --------
Cash Flows from Investing Activities:
Purchases of property and equipment, net........    (9,323)   (4,058)   (3,095)
Purchases of short-term investments.............   (24,662)  (15,490)      --
Sales of short-term investments.................    27,086     1,633       --
Acquisition of business, net of cash acquired...       --     (2,203)      --
                                                  --------  --------  --------
     Net cash used in investing activities......    (6,899)  (20,118)   (3,095)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
Proceeds from notes payable.....................       --      2,000     4,950
Repayments under notes payable..................    (2,000)   (3,805)   (3,766)
Proceeds from issuance of preferred stock, net..       --        --      5,844
Proceeds from issuance of common stock, net.....     6,679    33,318       205
Proceeds from repayment of notes receivable from
 stockholders...................................     1,337        59       457
Issuance of notes to stockholders...............       --     (1,641)     (400)
                                                  --------  --------  --------
     Net cash provided by financing activities..     6,016    29,931     7,290
                                                  --------  --------  --------
Net increase in cash and cash equivalents.......       419    13,723     3,089
Effect of exchange rate changes on cash.........       128       (23)      217
Cash and cash equivalents, beginning of period..    21,026     7,326     4,020
                                                  --------  --------  --------
Cash and cash equivalents, end of period........  $ 21,573  $ 21,026  $  7,326
                                                  --------  --------  --------
Supplemental disclosure of cash flow
 information:
 Cash paid for interest.........................  $    361  $     75  $    171
                                                  ========  ========  ========
 Cash paid for income taxes.....................  $  1,266  $  2,575  $     33
                                                  ========  ========  ========
Noncash investing and financing activities:
 Conversion of common stock into preferred
  stock.........................................  $    --   $    --   $  7,707
                                                  ========  ========  ========
 Conversion of redeemable common stock into
  preferred stock...............................  $    --   $    --   $    172
                                                  ========  ========  ========
 Conversion of redeemable common stock into
  common stock..................................  $  3,110  $    --   $    --
                                                  ========  ========  ========
 Termination of shares granted under incentive
  stock plans...................................  $    183  $     62  $     16
                                                  ========  ========  ========
 Income tax benefit of option exercises.........  $  1,023  $    142  $    --
                                                  ========  ========  ========
 Stock issued for notes, net of repurchases.....  $    --   $  1,587  $     35
                                                  ========  ========  ========
 Adjustment to conform SQRIBE Technologies
  Corp. fiscal year-end.........................  $    --   $  1,850  $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. ORGANIZATION AND OPERATIONS:

   Brio Technology, Inc. (Brio), was incorporated in California in 1989 and reincorporated in Delaware in April 1998 (see Note 7). Brio delivers a business-to-business analytic software infrastructure that enables companies to use information and analytic dashboards--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. The Brio ONE solution meets the complete range of decision-processing needs with integrated business intelligence, enterprise reporting, enterprise information portals and packaged analytic applications that work across client/server and Web environments, all with ease of experience and scalability. With Brio ONE, companies can derive higher business value from all of their enterprise information sources, including enterprise resource planning
(ERP), sales force automation (SFA), and customer relationship management (CRM) applications, as well as data marts, data warehouses and the Web.

   Brio is subject to a number of risks associated with companies in a similar stage of development, including rapid technological growth, dependence on key personnel and the sales force, potential competition from larger, more established companies, dependence on product development and the ability to penetrate the market with its products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Brio and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

 Foreign Currency Translation

   The functional currency of Brio's subsidiaries is the local currency. Accordingly, Brio applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included in accumulated components of comprehensive income (loss) in stockholders' equity (deficit) in the accompanying consolidated financial statements. Transaction gains and losses, which have not been material to date, are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

 Cash and Cash Equivalents

   Brio considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2000 and 1999, Brio held its cash in checking and money market accounts.

 Short-Term Investments

   Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. All of Brio's investments are classified as available-for-sale. Available-for-sale securities are

                             BRIO TECHNOLOGY, INC.

carried at fair value, with the unrealized gains and losses reported in accumulated components of comprehensive income (loss) in stockholders' equity (deficit) in the accompanying consolidated financial statements. The fair value of Brio's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), net, in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

   A summary of the fair value of Brio's available-for-sale investment portfolio is as follows (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Corporate debt securities and commercial paper.............. $16,651 $14,463
   Government debt securities..................................   8,780   8,631
                                                                ------- -------
     Total.....................................................  25,431  23,094
   Less: Cash equivalents......................................  13,600   8,809
                                                                ------- -------
     Total short-term investments.............................. $11,831 $14,285
                                                                ======= =======

 Significant Concentrations

   Financial instruments that potentially subject Brio to concentrations of credit risk consist principally of accounts receivable. Brio performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. For the years ended March 31, 2000, 1999 and 1998, no customer accounted for more than 10% of total revenues.

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

   Property and equipment consists of the following (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer equipment and software............................ $13,244  $ 8,757
   Furniture and fixtures.....................................   3,825    2,402
   Leasehold improvements.....................................   2,259      503
                                                               -------  -------
                                                                19,328   11,662
   Less: Accumulated depreciation and amortization............  (7,210)  (5,122)
                                                               -------  -------
                                                               $12,118  $ 6,540
                                                               =======  =======

                             BRIO TECHNOLOGY, INC.

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

   Revenue from license fees is recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Such undelivered elements in these arrangements typically consist of services.

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

                             BRIO TECHNOLOGY, INC.

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

 Computation of Basic Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. Potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 5,023,873 using the treasury stock method were not included in the computation of diluted net loss per share for the year ended March 31, 2000 because Brio incurred a loss in this period and, therefore, the effect would be antidilutive.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Brio will adopt SAB No. 101, as amended by SAB No. 101B, in the fourth quarter of fiscal 2001. Management believes the adoption of SAB No. 101 will not have a material effect on Brio's financial statements.

   In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." All costs incurred in the planning stage should be expensed as incurred. For the web site application and development stage, all costs relating to software used to operate a web site should be accounted for pursuant to SOP 98-1, unless a plan exists to market the software externally, in which case the costs should be accounted for pursuant to SFAS No. 86. Web site hosting fees should be expensed over the period of benefit and web site graphics should be capitalized in accordance with SOP 98-1. This consensus will be applicable to all web site development costs incurred for quarters beginning after June 30, 2000, even for costs relating to projects that are in progress as of that date. Management believes that the adoption of EITF 00-2 will not have a material effect on Brio's financial statements.

   In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25. FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a

                             BRIO TECHNOLOGY, INC.

noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN No. 44 will not have a material effect on Brio's financial statements.

 Reclassifications

   Certain prior year financial statement balances have been reclassified to conform to the fiscal 2000 presentation.

3. ACQUISITIONS:

 SQRIBE

   On February 23, 1999, Brio entered into a definitive merger agreement with SQRIBE Technologies Corp. (SQRIBE). Under the terms of the agreement, upon closing of the transaction, Brio stockholders would hold approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%.

   In August 1999, Brio completed its merger with SQRIBE. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as pooling-of-interests. All prior period consolidated financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. The consolidated financial statements combine the SQRIBE results for the fiscal years ended December 31, 1998 and 1997, with Brio's results for the years ended March 31, 1999 and 1998, respectively. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet of Brio at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. Reconciliation of the consolidated financial statements with previously reported separate company performance for the years ended March 31, 1999 and 1998 is presented below (in thousands):

                                                               Years Ended
                                                                March 31,
                                                             -----------------
                                                              1999      1998
                                                             -------  --------
   Total Revenues
     Brio................................................... $46,524  $ 26,772
     SQRIBE.................................................  39,162    25,123
                                                             -------  --------
       Combined and restated................................ $85,686  $ 51,895
                                                             =======  ========
   Net income (loss)
     Brio................................................... $  (887) $ (8,072)
     SQRIBE.................................................   1,050    (7,651)
                                                             -------  --------
       Combined and restated................................ $   163  $(15,723)
                                                             =======  ========
   Net income (loss) applicable to common stock
     Brio................................................... $  (887) $ (8,072)
     SQRIBE.................................................     134    (7,651)
                                                             -------  --------
       Combined and restated................................ $  (753) $(15,723)
                                                             =======  ========

                             BRIO TECHNOLOGY, INC.

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

   The purchased in-process research and development consisted of two projects. Both of these projects are aimed at the delivery of timely, in-depth, sophisticated analytical applications. The first product provides data models for analyses in specific industries and functional areas, metric libraries, a web-based client, and the ability for business users to manage application components ("Analysis Product"). The second product includes in-depth modeling features for margin analysis and what-if scenarios to determine the impact of various decisions and parameters ("Modeling Product"). The research and development costs incurred by MerlinSoft in the development of the Analysis Product were approximately $298,000 in fiscal 1998 and approximately $4,000 in fiscal 1997. The research and development costs incurred by MerlinSoft in the development of the Modeling Product were approximately $34,000 in fiscal 1998. At the date of acquisition, the research and development costs to complete the Analysis Product were estimated by MerlinSoft to be approximately $855,000 in fiscal 2000 and 1999. At the date of acquisition, the research and development costs to complete the Modeling Product project were estimated by MerlinSoft to be approximately $933,000 in fiscal 2000 and 1999.

   As of March 31, 2000, Brio has successfully completed the Analysis and Modeling Products. MerlinSoft's results have not differed significantly from the forecast assumptions. The risks associated with products are still considered high and no assurance can be made that the products will meet market expectations. If these projects do not meet market expectations, the operating results and financial condition of Brio may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Comparative pro forma information has not been presented as the operations of MerlinSoft were not material to Brio's consolidated financial statements.

4. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION:

   Brio adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

   Brio is organized based upon the nature of the products and services it offers. Under this organizational structure, Brio operates in two business segments: license fees and services. Brio evaluates its segment's performance based on several factors including revenue and gross profit. Brio does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor

                             BRIO TECHNOLOGY, INC.

do we allocate long-term assets by business segment. No additional segment information is reported in this footnote as required segment disclosures are included in the Consolidated Statements of Operations.

   Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Revenues by geographic area were as follows:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   United States and Canada...................................... 82%  82%  83%
   Europe, the Middle East and Africa............................ 13%  13%  12%
   Asia Pacific and the rest of the world........................  5%   5%   5%

   No one foreign country comprised more than 10% of total revenues for fiscal 2000, 1999 and 1998. None of Brio's international operations have material items of long-lived assets.

5. COMMITMENTS:

   Brio leases various facilities under operating leases which expire on various dates through May 2010. Brio also leases office equipment under various non-cancelable operating leases with terms which expire through July 2003. Future minimum lease payments relating to these agreements are as follows:

   Fiscal Year March 31,
   ---------------------
   2001............................................................. $ 6,679,597
   2002.............................................................   5,507,300
   2003.............................................................   5,273,801
   2004.............................................................   5,365,577
   2005.............................................................   5,310,978
   Thereafter.......................................................  23,993,815
                                                                     -----------
                                                                     $52,131,068
                                                                     ===========

   In December 1999, Brio entered into a new lease agreement commencing on June 1, 2000 for its new corporate headquarters. The lease expires in May 2010 and calls for average monthly payments over the term of the lease of approximately $378,000 per month. The payments due under this lease are included in the future minimum lease payments above.

   Rent expense for the years ending March 31, 2000, 1999 and 1998 was $4,620,000, $3,533,000 and $2,260,000, respectively.

6. NOTES PAYABLE:

   As of March 31, 2000, Brio has a $15.0 million accounts receivable-based line of credit agreement. Interest on borrowings under the accounts receivable line accrues at the bank's prime rate (9.0% at March 31, 2000). Borrowings under the accounts receivable line of credit were limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment. As of March 31, 2000, the line of credit required Brio to comply with a net income covenant, excluding non-recurring operating charges of $1. Brio was in compliance with this covenant as of March 31, 2000. The line expires on December 31, 2000. As of March 31, 2000 there were no amounts outstanding under the line.

                             BRIO TECHNOLOGY, INC.

   As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. Brio also assumed a $1.0 million equipment purchase line of credit. As of March 31, 2000, a $500,000 letter of credit has been issued under the equipment line to support a facilities lease.

7. STOCKHOLDERS' EQUITY:

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

   Upon closing of the merger with SQRIBE in August 1999, all of the then outstanding shares of SQRIBE convertible preferred stock were converted to 4,610,597 shares of Brio common stock.

   As part of the merger with SQRIBE, Brio assumed an agreement, dated September 1997, whereby certain stockholders controlling 97% of the then outstanding shares of common stock, including an executive officer, exchanged one-third of their common shares for Series B convertible preferred stock on a one-for-one basis. This exchange was made to facilitate the sale of stock by these stockholders to third-party investors, who wished to purchase preferred stock in SQRIBE, and was not done in contemplation of the merger with Brio. Compensation expense of $7.7 million was recognized in this exchange in fiscal 1998 based on the difference between the fair values of the common and preferred shares on the date of the exchange.

   Upon closing of the merger with SQRIBE in August 1999, all of the then outstanding shares of redeemable common stock of SQRIBE were converted to 153,612 shares of Brio common stock.

   As of March 31, 2000, Brio has reserved the following shares of its common stock for future issuance:

   Employee stock purchase plan....................................... 1,339,548
   Exercise of stock options.......................................... 7,359,725
   Other option and warrant agreements................................    28,162
                                                                       ---------
     Total shares reserved............................................ 8,727,435
                                                                       =========

   During fiscal 1997, certain employees funded the purchase of common stock under the 1992 Stock Option Plan with fully secured notes payable to Brio.

   As part of the merger with SQRIBE, Brio assumed an agreement, dated in fiscal 1998, that permitted certain employees to accelerate the exercisability of their options to purchase 1,232,589 shares of common stock covered by their option agreements in exchange for full recourse promissory notes totaling $1,641,000. The notes bear interest at 7% and are due in 2003. Repayment of the notes accelerates in the event of

                             BRIO TECHNOLOGY, INC.

termination of employment. The shares purchased under the agreement have been pledged as partial security for the notes. Brio has the right to repurchase these shares at the original sale price based on the vesting schedule in the original option agreements. No shares were repurchased under this agreement during fiscal 2000. During fiscal 1999, 32,003 shares of stock were repurchased and the related note from a terminated employee was cancelled as permitted under the arrangement. At March 31, 2000, 12,611 shares were subject to this repurchase right at a weighted average price of $1.35.

 Stock Options

   Through March 31, 2000, Brio has 2,079,795 shares of common stock reserved for issuance under the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years.

   Brio's 1998 Stock Option Plan (the "1998 Plan") was adopted by Brio's Board of Directors in February 1998. Through March 31, 2000, Brio has 5,262,087 shares of common stock reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio's fiscal year through April 1, 2003, by the lesser of 600,000 or three percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of Brio's common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

   Brio's 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by Brio's Board of Directors in February 1998. A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan. Through March 31, 2000, 85,000 options have been granted under the Directors' Plan. The Directors' Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Brio subsequent to the initial public offering (the "First Option"), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future non-employee directors of Brio if, on such date, the director has served on the board for at least six months (the "Subsequent Option"). The exercise price per share of all options granted under the Directors' Plan will equal the fair market value of a share of Brio's common stock on the date of grant of the option. Options issued under the Directors' Plan will have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

   As part of the merger with SQRIBE, Brio assumed all options outstanding under SQRIBE's 1995 Stock Option Plan as amended and restated. No additional options will be granted under this plan. Stock options granted under this plan generally have vesting terms of four years and are exercisable for a period not to exceed ten years from the date of issuance.

                             BRIO TECHNOLOGY, INC.

   Option activity under the Plans is as follows:

                                                                        Weighted
                                                 Shares                 Average
                                               Available     Options    Exercise
                                               for Grant   Outstanding   Price
                                               ----------  -----------  --------
Outstanding--March 31, 1997...................  1,885,448   2,501,471    $ 1.04
  Restricted shares repurchased...............      9,480         --        --
  Options granted............................. (2,733,253)  2,733,253      1.80
  Options exercised...........................        --     (248,694)     1.00
  Options canceled............................  1,731,036  (1,731,036)     1.27
                                               ----------  ----------    ------
Outstanding--March 31, 1998...................    892,711   3,254,994      1.56
  Authorized..................................  3,740,267         --        --
  Restricted shares repurchased...............     52,548         --        --
  Options granted............................. (3,106,173)  3,106,173      7.46
  Options exercised...........................        --   (1,561,792)     1.38
  Options canceled............................    397,629    (397,629)     4.31
                                               ----------  ----------    ------
Outstanding--March 31, 1999...................  1,976,982   4,401,746      5.53
  Authorized..................................  2,267,703         --        --
  Restricted shares repurchased...............        625         --        --
  Options granted............................. (3,208,498)  3,208,498     22.27
  Options exercised...........................        --   (1,287,331)     3.22
  Options canceled............................  1,173,770  (1,173,770)     8.62
                                               ----------  ----------    ------
Outstanding--March 31, 2000...................  2,210,582   5,149,143    $15.78
                                               ==========  ==========    ======

   Certain unvested options have been exercised and are subject to repurchase by Brio until such shares vest. As of March 31, 2000, 30,699 shares were subject to the right of repurchase at a weighted average exercise price of $0.95.

   A summary of options outstanding and exercisable is as follows:

                                   As of March 31, 2000
                    ----------------------------------------------------
                     Options Outstanding            Options Exercisable
                    ---------------------           --------------------
                                           Weighted             Weighted
       Range of      Number     Average    Average              Average
      Contractual      of     Contractual  Exercise   Number    Exercise
        Prices       Options  Life (years)  Price   Exercisable  Price
      -----------   --------- -----------  -------- ----------- --------
     $ 0.60-$ 7.63  1,337,201    6.81       $ 3.29     611,764   $ 2.63
     $ 7.75-$12.50    686,719    4.07         9.02     217,832     9.00
     $12.56-$24.75  1,981,493    4.55        15.18     258,547    14.51
     $25.56-$43.38  1,088,490    4.84        35.00      17,920    31.75
     $46.25-$60.00     55,240    4.74        53.10         --       --
     -------------  ---------    ----       ------   ---------   ------
     $ 0.60-$60.00  5,149,143    5.14       $15.78   1,106,063   $ 7.13
                    =========                        =========

   Brio's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by Brio's Board of Directors in February 1998. Through March 31, 2000, Brio has 1,792,009 shares of common stock reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio's fiscal year through April 1, 2000, by the lesser of 300,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible

                             BRIO TECHNOLOGY, INC.

employees to purchase common stock at 85% of the lower of the fair market value of Brio's common stock on the first day or the last day of each six-month offering period.

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

                                                     Years Ended March 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
   Net loss applicable to common stock:
     As reported.................................. $(10,910) $  (753) $(15,723)
     Pro forma.................................... $(14,049) $(2,777) $(16,342)
   Basic net loss per share:
     As reported.................................. $  (0.43) $ (0.04) $  (1.22)
     Pro forma.................................... $  (0.56) $ (0.14) $  (1.27)

   The weighted average grant date fair value of options granted during fiscal 2000, 1999, and 1998, was $14.00, $4.47 and $0.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                    Years Ended March 31,
                                              ----------------------------------
                                                 2000       1999        1998
                                              ---------- ---------- ------------
   Risk-free interest rates.................. 5.09-6.65% 4.33-5.73%  5.36-6.73%
   Expected dividend yields..................     0%         0%          0%
   Expected lives............................ 2.76 years 3.14 years 3 to 4 years
   Volatility................................   101.9%     100.9%      0.01%

   During fiscal 2000 and 1999, Brio issued 347,324 shares and 105,137 shares, respectively, under the Purchase Plan. The weighted average grant date fair value of each purchase right issued under the Purchase Plan during fiscal 2000 and 1999 was $5.00 and $4.76, respectively. The fair value of the purchase rights granted in fiscal 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              Year Ended March 31,
                                              ---------------------
                                                 2000       1999
                                              ---------- ----------
   Risk-free interest rates..................   6.15%      4.24%
   Expected dividend yields..................     0%         0%
   Expected lives............................   1 year   0.5 years
   Volatility................................   101.9%     100.9%

 Other Option and Warrant Agreements

   As part of the merger with SQRIBE, Brio assumed certain warrant agreements that granted rights to purchase 634,821 shares of Series A convertible preferred stock at $3.31 per share and 2,560 shares of common stock at $4.10 per share. These rights were issued in connection with certain financing transactions in 1995. The warrants to purchase 634,821 shares of Series A convertible preferred stock were exercised in 1996. As of March 31, 2000, the remaining 2,560 warrants, which expire in 2001, are still outstanding.

                             BRIO TECHNOLOGY, INC.

   As part of the merger with SQRIBE, Brio assumed a severance agreement with an officer, dated in 1996, whereby the officer was granted the right to purchase 8,534 shares of common stock at $2.34 per share if the fair market value of the common stock did not exceed certain specified targets by December 31, 1999. In 1996, $110,000 was accrued as severance expense for the estimated fair value of the arrangement. As of December 31, 1999, the specified targets discussed above were met and, accordingly, the right to purchase the shares expired.

   As part of the merger with SQRIBE, Brio assumed a warrant agreement, dated in fiscal 1998, that granted rights to a consulting firm to purchase 25,602 shares of common stock at $7.03 per share. An expense of $106,000 was recorded for the fair value of these warrants when they were issued. As of March 31, 2000, these warrants, which expire in 2008, are still outstanding,

 Deferred Compensation

   In connection with the granting of 1,369,368 stock options to employees during the fiscal year ended March 31, 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amount is presented as a reduction of stockholder's equity (deficit) and amortized ratably over the vesting period of the applicable options. Approximately $155,000, $129,000 and $105,000 was expensed during the fiscal years ended March 31, 2000, 1999 and 1998, respectively, and the balance will be expensed ratably over the next two years as the options vest.

8. CONTINGENCIES:

   On January 20, 1997, Business Objects, S.A. filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco, California. On July 30, 1999, Brio filed an action against Business Objects, S.A. in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects, S.A. products infringe U.S. Patent Number 5,915,257. On September 9, 1999 Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and is included in non-recurring operating expenses for the year ended March 31, 2000. The remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257.

                             BRIO TECHNOLOGY, INC.

9. NON-RECURRING OPERATING EXPENSES:

   Non-recurring operating expenses are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                                  March 31, 2000
                                                                  --------------
   Merger and restructuring costs................................    $13,160
   Settlement costs (see Note 8).................................      9,137
                                                                     -------
     Total non-recurring operating expenses......................    $22,297
                                                                     =======

   Brio's merger with SQRIBE was completed on August 3, 1999. In fiscal 2000, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to year-end and all of the merger-related expenses were incurred prior to year-end. Substantially all of the merger-related charges were paid during fiscal 2000.

10. INCOME TAXES:

   Brio accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. The deferred tax assets and liabilities are determined using the current applicable enacted federal and state tax rates.

   Brio's income (loss) before provision for income taxes consists of income
(loss) generated by its domestic operations and losses generated by its foreign subsidiaries as follows (in thousands):

                                                     Years Ended March 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Domestic........................................ $(4,244) $ 3,478  $(13,721)
   Foreign.........................................  (5,323)  (2,568)   (1,898)
                                                    -------  -------  --------
     Total income (loss) before provision for
      income taxes................................. $(9,567) $   910  $(15,619)
                                                    =======  =======  ========

   The provision for income taxes consists of the following (in thousands):

                                                            Years Ended March
                                                                   31,
                                                           --------------------
                                                            2000   1999    1998
                                                           ------ -------  ----
   Current:
     State................................................ $  823 $   364  $ 54
     Federal..............................................    269   1,967    75
     Foreign..............................................     46     100    50
                                                           ------ -------  ----
       Total current......................................  1,138   2,431   179
   Deferred:
     State................................................    205     --    --
     Federal..............................................    --   (1,684)  (75)
                                                           ------ -------  ----
       Total deferred.....................................    205  (1,684)  (75)
                                                           ------ -------  ----
   Total provision for income taxes....................... $1,343 $   747  $104
                                                           ====== =======  ====

                             BRIO TECHNOLOGY, INC.

   The difference between the statutory U.S. Federal income tax rate of 34% and Brio's actual income taxes is due to the following (in thousands):

                                                     Years Ended March 31,
                                                     ------------------------
                                                      2000     1999    1998
                                                     -------  ------  -------
   Expected income tax expense (benefit)............ $(3,253) $  309  $(5,310)
   Expected state income taxes, net of federal tax
    expense (benefit)...............................    (288)     36     (625)
   Non-deductible merger costs......................   2,430     --       --
   Utilization of net operating losses..............  (2,193)    --       --
   Foreign taxes....................................      27     --       --
   Alternative minimum tax..........................     866     --       --
   Utilization of tax credits.......................  (1,251)   (824)     --
   Pre-merger and foreign losses....................   2,321     --       --
   Increase in valuation allowance..................   2,775   1,023    5,975
   Non-deductible items.............................     188     203       64
   Other............................................    (279)    --       --
                                                     -------  ------  -------
     Provision for income taxes..................... $ 1,343  $  747  $   104
                                                     =======  ======  =======

   Brio has a net deferred tax asset as follows (in thousands):

                                                             Year Ended March
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Allowance for sales returns and doubtful accounts........ $    686  $    506
   Depreciation and amortization............................       55        48
   Accrued expenses and other...............................    4,768     2,968
   Deferred revenue.........................................    4,001     3,472
   Intangible assets........................................      551       591
   Federal and state credits................................    3,151     1,425
   Capitalized research and development.....................      112       129
   Net operating losses.....................................   11,180     4,352
   Gain on sale of business.................................      --       (300)
                                                             --------  --------
                                                               24,504    13,191
   Valuation allowance......................................  (22,614)  (11,096)
                                                             --------  --------
   Net deferred tax asset................................... $  1,890  $  2,095
                                                             ========  ========

   Brio has provided a valuation allowance for a significant portion of its deferred tax asset as of March 31, 2000. The total net deferred tax asset as of March 31, 2000 relates to expected tax refunds on net operating losses carried back to SQRIBE tax returns filed prior to the merger. The total valuation allowance increased $11,518,000 in fiscal 2000 compared to fiscal 1999 due to approximately $8,743,000 relating to income tax benefits arising from the exercise of stock options that were credited directly to stockholders' equity and will not be available to benefit the provision for income taxes in any future periods and approximately $2,775,000 relating to net operating loss carryforwards.

   At March 31, 2000, Brio has approximately $17,140,000 of Federal net operating loss carryforwards and approximately $10,464,000 of State net operating loss carryforwards both of which expire at various dates through 2020. Brio also has approximately $14,069,000 of Foreign net operating loss carryforwards which expire at various dates through 2020 or carryforward indefinitely. In addition, Brio has R&D tax credit

                             BRIO TECHNOLOGY, INC.

carryforwards of approximately $2,954,000 which expire at various dates through 2020. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to             Balance
                                    Beginning  Costs and               at End
Description                         of Period   Expenses  Deductions of Period
-----------                         ---------- ---------- ---------- ----------
Year ended March 31, 2000:
Allowance for returns and doubtful
 accounts.........................  $1,394,000 $1,494,000  $ 40,000  $2,848,000

Year ended March 31, 1999:
Allowance for returns and doubtful
 accounts.........................  $  997,000 $  823,000  $426,000  $1,394,000

Year ended March 31, 1998:
Allowance for returns and doubtful
accounts..........................  $  624,000 $  732,000  $359,000  $  997,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

   Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on August 16, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

   (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

   (b) Directors--the information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.

Item 11. Executive Compensation.

   The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" in the Registrant's Proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to the sections entitled "Brio Common Stock Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

     (1) Financial Statements and Report of Arthur Andersen LLP, Independent Auditors

     (2) Financial Statement Schedule

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

   (b) Reports on Form 8-K.

     None

   (c) Exhibits and Financial Statement Schedule.

     (1) The following exhibits are filed herewith or incorporated herein by reference:

   Exhibit
   Number                               Description
   -------                              -----------
    2.1    Agreement and Plan of Merger dated February 23, 1999 among Brio,
            Socrates Acquisition Corporation and SQRIBE Technologies Corp. **

    2.2 Amendment No. 1 to Agreement and Plan of Merger dated March 24, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE
            Technologies Corp. (included in Exhibit 2.1). **

    2.3 Amendment No. 2 to Agreement and Plan of Merger dated July 2, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE
            Technologies Corp. (included in Exhibit 2.1). **

    3.1    Amended and Restated Certificate of Incorporation of Brio. *

    3.2    Form of Amended and Restated Certificate of Incorporation of Brio. *

    3.3    Bylaws of Brio. *

    4.1    Specimen Stock Certificate. *

    4.2 Amended and Restated Rights Agreement dated as of June 27, 1997 between Brio and the individuals and entities listed in the signature pages hereto, as amended effective February 27, 1998. *

    4.3    Amendment to Rights Agreement dated February 24, 1999. **

   10.1 Form of Indemnification Agreement between Brio and each of its Officers and Directors. *

   10.2    Loan and Security Agreement dated December 30, 1997 between Brio and
            Silicon Valley Bank. *

   10.3    Sublease dated February 1997 between Brio and KPMG Peat Marwick LLP.
            *

   10.4    Lease Agreement dated June 27, 1996 between Brio and the Arrillaga
            Family Trust. *

   10.5    Employment Agreement dated July 15, 1996 between Brio and Robert
            Currie. *

   10.6    Employment Agreement dated July 21, 1997 between Brio and Karen
            Willem. *

   10.7    Employment Agreement dated March 1999 between Brio and Yorgen
            Edholm. **

   10.8    1992 Stock Option Plan. *

   10.9    1998 Stock Option Plan. *

   10.10   1998 Director's Stock Option Plan. *

   10.11 1998 Employee Stock Purchase Plan. *

   10.12 Form of Affiliate Agreement. **

   10.13 Employment Agreement between Brio and Ofir Kedar. **

   10.14 Employment Agreement between Brio and Scott Chalmers. **

   10.15 Employment Agreement between Brio and John Schroeder. **

   10.16 Employment Agreement between Brio and Sujata Luther.

   10.17 Lease Agreement dated December 20, 1999 between Brio and Sobrato
          Development Group.

   21.1  List of Subsidiaries. *

   23.1  Consent of Independent Public Accountants.

   24.1  Power of Attorney (see page 59).

   27.1  Financial Data Schedule.

--------
* Incorporated by reference to identically numbered exhibits filed with Brio's Registration Statement on Form S-1 (No. 333-47263) and amendments thereto which became effective April 30, 1998
** Incorporated by reference to identically numbered exhibits filed with Brio's
   Registration Statement on Form S-4 (No. 333-82341 ) and amendments hereto which became effective August 3, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Brio Technology, Inc.

                                                    /s/ Yorgen H. Edholm
                                          By: _________________________________
                                                      Yorgen H. Edholm
                                                 President, Chief Executive
                                              Officer and Director (Principal
                                                     Executive Officer)

Date: June 29, 2000

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yorgen H. Edholm and Tamara MacDuff, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Yorgen H. Edholm           President, Chief Executive    June 29, 2000
______________________________________  Officer and Director
           Yorgen H. Edholm             (Principal Executive
                                        Officer)

         /s/ Tamara MacDuff            Chief Financial Officer       June 29, 2000
______________________________________  and Executive Vice
            Tamara MacDuff              President, Finance and
                                        Operations (Principal
                                        Financial and Accounting
                                        Officer)

    /s/ Katherine Glassey Edholm       Chief Technical Officer       June 29, 2000
______________________________________  and Director
       Katherine Glassey Edholm

           /s/ Ofir Kedar              Chairman of the Board of      June 29, 2000
______________________________________  Directors
              Ofir Kedar

      /s/ Bernard J. Lacroute          Director                      June 29, 2000
______________________________________
         Bernard J. Lacroute

                                       Director
______________________________________
            Michael Cline

                                       Director
______________________________________
           Charlie Federman

        /s/ E. Floyd Kvamme            Director                      June 29, 2000
______________________________________
           E. Floyd Kvamme