Form 10-K405/A
period 2000-03-31
BRIO TECHNOLOGY INC
filed 2000-07-28
CIK 1056294

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

                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2) YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $370,456,596 as of June 26, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 28,153,374 shares of the registrant's Common Stock issued and outstanding as of June 26, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 24, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

   Certain statements in this Annual Report on Form 10-K/A, including certain statements contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brio to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to Brio on the date hereof, and Brio assumes no obligation to update any such forward-looking statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Operating Results."

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

   Years ended March 31,
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

                                              Years Ended March 31,
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
                                                    =======  =======  ========

   The provision for income taxes consists of the following (in thousands):

                                                            Years Ended March
                                                                   31,
                                                           --------------------
                                                            2000   1999    1998
                                                           ------ -------  ----
   Current:
     State................................................ $  823 $   364  $ 54
     Federal..............................................    269   1,967    75
     Foreign..............................................     46     100    50
                                                           ------ -------  ----
       Total current......................................  1,138   2,431   179
                                                           ------ -------  ----
   Deferred:
     State................................................    205     --    --
     Federal..............................................    --   (1,684)  (75)
                                                           ------ -------  ----
       Total deferred.....................................    205  (1,684)  (75)
                                                           ------ -------  ----
   Total provision for income taxes....................... $1,343 $   747  $104
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

   Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on August 24, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

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

   10.16 Employment Agreement between Brio and Sujata Luther. **

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

Date: July 28, 2000

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Yorgen H. Edholm           President, Chief Executive    July 28, 2000
______________________________________  Officer and Director
           Yorgen H. Edholm             (Principal Executive
                                        Officer)

         /s/ Tamara MacDuff            Chief Financial Officer       July 28, 2000
______________________________________  and Executive Vice
            Tamara MacDuff              President, Finance and
                                        Operations (Principal
                                        Financial and Accounting
                                        Officer)

                  *                    Chief Technical Officer       July 28, 2000
______________________________________  and Director
       Katherine Glassey Edholm

                  *                    Chairman of the Board of      July 28, 2000
______________________________________  Directors
              Ofir Kedar

                  *                    Director                      July 28, 2000
______________________________________
         Bernard J. Lacroute

                                       Director
______________________________________
            Michael Cline

                                       Director
______________________________________
           Charlie Federman

                  *                    Director                      July 28, 2000
______________________________________
           E. Floyd Kvamme

         /s/ Yorgen H. Edholm
*By: ________________________________
           Attorney-in-fact