Form 10-Q
period 2000-06-30
BRIO TECHNOLOGY INC
filed 2000-08-14
CIK 1056294

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

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

                           4980 Great America Parkway
                             Santa Clara, CA 95054
          (Address of principal executive offices, including zip code)

                                 (408) 496-7400
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 10, 2000 there were 28,230,105 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                         PART I. Financial Information

 Item 1.  Financial Statements:.........................................    3

          Condensed Consolidated Balance Sheets--
           June 30, 2000 and March 31, 2000.............................    3

          Condensed Consolidated Statements of Operations--
           Three Months Ended  June 30, 2000 and 1999...................    4

          Condensed Consolidated Statements of Cash Flows--
           Three Months Ended June 30, 2000 and 1999....................    5

          Notes to Condensed Consolidated Financial Statements..........    6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   23


                           PART II. Other Information

 Item 1.  Legal Proceedings.............................................   24

 Item 2.  Changes in Securities and Use of Proceeds.....................   24

 Item 3.  Defaults Upon Senior Securities...............................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

 Item 5.  Other Information.............................................   24

 Item 6.  Exhibits and Reports on Form 8-K..............................   24

 Signature...............................................................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,   March 31,
                                                             2000       2000
                                                          ----------- ---------
                                                          (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 12,416   $ 21,573
  Short-term investments.................................     8,725     11,831
  Accounts receivable, net of allowance of $2,166 and
   $2,848................................................    27,366     31,429
  Inventories............................................       410        822
  Deferred income taxes..................................       633      1,890
  Prepaid expenses and other current assets..............     3,263      3,862
                                                           --------   --------
      Total current assets...............................    52,813     71,407
Property and equipment, net..............................    22,103     12,118
Other assets.............................................     1,895      2,339
                                                           --------   --------
                                                           $ 76,811   $ 85,864
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  3,498   $  7,801
  Accrued liabilities--
    Payroll and related benefits.........................     6,407     11,423
    Other................................................     9,861      8,786
  Deferred revenue, current..............................    25,603     24,108
                                                           --------   --------
      Total current liabilities..........................    45,369     52,118
Noncurrent deferred revenue..............................     1,902      2,717
Other noncurrent liabilities.............................     1,940      2,903
                                                           --------   --------
      Total liabilities..................................    49,211     57,738
                                                           --------   --------
Stockholders' equity:
  Common stock...........................................        28         28
  Additional paid-in capital.............................    80,559     76,807
  Notes receivable from stockholders.....................      (409)      (483)
  Deferred compensation..................................       (87)      (118)
  Accumulated components of comprehensive income.........       384        312
  Accumulated deficit....................................   (52,875)   (48,420)
                                                           --------   --------
      Total stockholders' equity.........................    27,600     28,126
                                                           --------   --------
                                                           $ 76,811   $ 85,864
                                                           ========   ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months
                                                                  Ended
                                                                June 30,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
Revenues:
  License fees.............................................. $18,970  $18,293
  Services..................................................  14,055    9,286
                                                             -------  -------
    Total revenues..........................................  33,025   27,579
                                                             -------  -------
Cost of revenues:
  License fees..............................................     957      764
  Services..................................................   6,044    3,973
                                                             -------  -------
    Total cost of revenues..................................   7,001    4,737
                                                             -------  -------
Gross profit................................................  26,024   22,842
                                                             -------  -------
Operating expenses:
  Research and development..................................   5,567    4,659
  Sales and marketing.......................................  21,073   14,763
  General and administrative................................   3,925    3,155
  Non-recurring operating expenses..........................     --     1,159
                                                             -------  -------
    Total operating expenses................................  30,565   23,736
                                                             -------  -------
Loss from operations........................................  (4,541)    (894)
Interest and other income (expense), net....................      86     (228)
                                                             -------  -------
Loss before provision for income taxes......................  (4,455)  (1,122)
Provision for income taxes..................................     --       399
                                                             -------  -------
Net loss.................................................... $(4,455) $(1,521)
                                                             =======  =======
Basic and diluted net loss per share........................ $ (0.16) $ (0.07)
                                                             =======  =======
Shares used in computing basic and diluted net loss per
 share......................................................  27,987   21,229
                                                             =======  =======

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                                  Ended
                                                                 June 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash Flows from Operating Activities:
Net loss...................................................  $ (4,455) $(1,521)
Adjustments to reconcile net loss to cash used in operating
 activities--
  Depreciation and amortization............................     1,332      706
  Provision for returns and doubtful accounts..............       --        91
  Deferred compensation amortization.......................        18       28
  Loss on disposal of property and equipment...............       --        71
  Provision for loss on marketable securities..............       --       346
  Changes in operating assets and liabilities--
    Accounts receivable....................................     4,063     (866)
    Inventories............................................       412       37
    Deferred income taxes..................................     1,257      --
    Prepaid expenses and other assets......................       951   (2,026)
    Accounts payable and accrued liabilities...............    (9,207)   1,318
    Deferred revenue.......................................       680    1,595
                                                             --------  -------
      Cash used in operating activities....................    (4,949)    (221)
                                                             --------  -------
Cash Flows from Investing Activities:
Purchases of short-term investments........................      (908)  (6,580)
Sales of short-term investments............................     3,931    4,463
Purchases of property and equipment, net...................   (11,225)    (958)
                                                             --------  -------
      Cash used in investing activities....................    (8,202)  (3,075)
                                                             --------  -------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net................     3,765    1,289
Proceeds from repayment of notes receivable from
 stockholders..............................................        74      --
                                                             --------  -------
      Cash provided by financing activities................     3,839    1,289
                                                             --------  -------
Net decrease in cash and cash equivalents..................    (9,312)  (2,007)
Effect of exchange rate changes on cash....................       155       39
Cash and cash equivalents, beginning of period.............    21,573   21,026
                                                             --------  -------
Cash and cash equivalents, end of period...................  $ 12,416  $19,058
                                                             ========  =======


                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by Brio, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 2000.

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

   Allowances are established for potential product returns and credit losses. In instances where payments are subject to extended payment terms, revenue is deferred until the earlier of the date when payments become due or the date payment is received. If an extended acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

   Maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement which includes a license agreement, amounts related to maintenance are unbundled from the license fee based on vendor-specific objective evidence. Consulting and training revenue is recognized when the services are performed.

   Cost of revenues consists primarily of third-party fees, related personnel and overhead allocations, the cost of media, documentation, packaging and shipping related to products sold.

                             BRIO TECHNOLOGY, INC.

 Comprehensive Loss

   A summary of comprehensive loss follows (in thousands):

                                                               Three Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
   Net loss.................................................. $(4,455) $(1,521)
   Unrealized loss on short-term investments.................     (83)    (271)
   Foreign currency translation adjustment...................     155       39
                                                              -------  -------
     Comprehensive loss...................................... $(4,383) $(1,753)
                                                              =======  =======

 Computation of Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three months ended June 30, 2000 and 1999, potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share because Brio incurred a loss in these periods and therefore, their affect would be antidilutive. Potential common shares of 2,049,000 for the three months ended June 30, 2000 and 7,169,000 for the three months ended June 30, 1999 were not included in the computation of diluted net loss per share.

Note 2. Acquisition of Sqribe Technologies Corp.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp. (SQRIBE), a Delaware Corporation. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as a pooling-of-interests. All prior period condensed consolidated financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. Reconciliation of the June 30, 1999 condensed consolidated statement of operations with previously reported separate company performance is presented below (in thousands):

                                                                    Three Months
                                                                       Ended
                                                                      June 30,
                                                                        1999
                                                                    ------------
   Total revenues
     Brio..........................................................   $15,675
     SQRIBE........................................................    11,904
                                                                      -------
   Combined and restated...........................................   $27,579
                                                                      =======

   Net income (loss)
     Brio..........................................................   $ 1,018
     SQRIBE...................................................... .    (2,539)
                                                                      -------
   Combined and restated...........................................   $(1,521)
                                                                      =======

                             BRIO TECHNOLOGY, INC.

Note 3. Notes Payable

   At June 30, 2000, Brio had a $15.0 million accounts receivable-based line of credit agreement. Interest on borrowings under the line of credit accrue at the bank's prime rate (9.5% at June 30, 2000). At June 30, 2000, no amounts were outstanding under the line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to establish a security interest in the accounts receivable. The line of credit requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00. Brio was not in compliance with this covenant as of June 30, 2000, however, a waiver was obtained from the bank. The line of credit expires on December 31, 2000.

Note 4. Industry Segment Information

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

   Brio is organized based upon the nature of the products and services it offers. Under this organizational structure, Brio operates in two business segments: license fees and services. Brio evaluates its segment's performance based on several factors including revenue and gross profit. Brio does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor do we allocate long-term assets by business segment. No additional segment information is reported in this footnote as required segment disclosures are included in the Condensed Consolidated Statements of Operations.

Note 5. Litigation

   On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257. As of June 30, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $2.0 million is included in other noncurrent liabilities, representing the net present value of the 10 quarterly payments, offset by $350,100 included in accrued liabilities and $60,200 included in other noncurrent liabilities, representing the interest that will be recognized over the payment term.

Note 6. Non-recurring Operating Expenses

   Non-recurring operating expenses in the three months ended June 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition which was completed on August 3, 1999. For the three months ended June 30, 1999, merger and restructuring costs of $1,159,000 consisted of $940,000 in severance costs to terminate employees and $219,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with Brio's audited financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Brio's Form 10-K, as amended, and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors That May Affect Future Operating Results" below.

Overview

   Brio delivers a business-to-business (B2B) analytic software infrastructure ("B2B Analytics") that enables companies to use information through analytic dashboards--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. As of June 30, 2000, Brio incurred a net loss of approximately $4.5 million and had an accumulated deficit of approximately $52.9 million. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp. (SQRIBE), a Delaware corporation. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as a pooling-of-interests. The June 30, 1999 condensed consolidated statement of operations has been restated, in accordance with required pooling-of-interests accounting and disclosures.

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

   If payments are subject to extended payment terms and are not deemed fixed or determinable, Brio defers revenue until payments become due. If an extended acceptance period is required, Brio recognizes revenue upon the earlier of customer acceptance or the expiration of the acceptance period. Brio establishes allowances for potential product returns and credit losses, which have been insignificant to date. Brio charges fees for services separately from license fees. Brio recognizes revenues from maintenance and support services, including ongoing product support and periodic product updates, ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Brio recognizes revenues from training and consulting services when the services are performed.

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with value added resellers (VARs), resellers and distributors. Brio expects that revenues from sales through VARs, resellers and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, resellers and distributors were 26% of total revenues for fiscal 2000, 21% of total revenues for fiscal 1999 and 24% of total revenues for fiscal 1998. Revenues from VARs, resellers and distributors were 18% of total revenues for the three months ended June 30, 2000. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, resellers and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses for larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which increases the complexity and length of the sales cycle. In particular, at the end of the three months ended June 30, 2000, approximately $5.0 million of forecasted deals were delayed. These were generally for large-scale deployments of Brio's products and Brio believes that these deals will be closed in the coming quarters. Brio has, in the past and may in the future, choose to grant greater license discounts and discounts on other elements, such as training and consulting, for sales of site licenses. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany, Japan and Australia, and indirectly through established distribution relationships in more than 40 countries, including Belgium, Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 18% of total revenues for fiscal 2000 and fiscal 1999 and 17% of total revenues for fiscal 1998. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 22% of total revenues for the three months ended June 30, 2000. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 2000, Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000. During the three months ended June 30, 2000, Brio incurred a loss of approximately $390,000 in foreign currency translations resulting from intercompany receivables from foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

   Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 2000, 1999 and 1998, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be attained in the future. Brio's rate of revenue growth declined in the three months ended June 30, 2000 and historical rates of revenue growth may not be achieved in the future.

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

   Brio expects that its operating expenses will increase significantly in fiscal 2001. See "Risk Factors That May Affect Future Operating Results."

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                            Three Months
                                                           Ended June 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
   Consolidated Statements of Operations Data:
   Revenues:
     License fees.........................................      57%        66%
     Services.............................................      43         34
                                                           -------    -------
       Total revenues.....................................     100        100
                                                           -------    -------
   Cost of revenues:
     License fees.........................................       3          3
     Services.............................................      18         14
                                                           -------    -------
       Total cost of revenues.............................      21         17
                                                           -------    -------
   Gross profit...........................................      79         83
                                                           -------    -------
   Operating expenses:
     Research and development.............................      17         17
     Sales and marketing..................................      64         54
     General and administrative...........................      11         11
     Non-recurring operating expenses.....................      --          4
                                                           -------    -------
       Total operating expenses...........................      92         86
                                                           -------    -------
   Loss from operations...................................     (13)        (3)
   Interest and other income (expense), net...............      --         (1)
                                                           -------    -------
   Loss before provision for income taxes.................     (13)        (4)
   Provision for income taxes.............................      --          1
                                                           -------    -------
   Net loss...............................................     (13)%       (5)%
                                                           =======    =======

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased $5.4 million or 20% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. These increases were primarily due to increased services revenue including training, consulting and maintenance and support services associated with license sales.

   Revenues by geographic location were as follows for the three months ended June 30, 2000 and 1999:

                                                                  Three Months
                                                                 Ended June 30,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Revenues by Geography:
     Domestic................................................... $25,907 $21,806
     International..............................................   7,118   5,773
                                                                 ------- -------
       Total revenues........................................... $33,025 $27,579
                                                                 ======= =======

   Revenue from international sources increased $1.3 million or 23% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was primarily due to increased demand for Brio products in Europe and Asia as Brio continues to expand direct and indirect sales efforts in these areas.

   License Fees. Revenues from license fees increased $677,000 or 4% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Approximately $264,000 of the increase was due to growing sales to new customers and approximately $413,000 of the increase was due to increased follow-on sales to existing customers.

   Services. Services revenues increased $4.8 million or 51% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was due to an increase of approximately $1.9 million in training and consulting revenues and $2.9 million in maintenance and support revenues related to increases in Brio's installed customer base.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees increased $193,000 or 25% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in absolute dollars was due to an increase in the number of licenses sold. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support and training and consulting services. Cost of revenues from services increased $2.1 million or 52% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Approximately $1.5 million of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services.. Approximately $600,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $908,000 or 19% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $6.3 million or 43% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Approximately $2.8 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization, approximately $1.3 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased revenues and approximately $2.2 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Brio believes that as it continues to expand its direct sales and pre-sales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct and indirect sales personnel and its emphasis on direct field sales and channel sales efforts. Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $770,000 or 24% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Substantially all of the increase was attributable to increased personnel and related costs. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $18,000 was expensed during the three months ended June 30, 2000, approximately $28,000 was expensed during the three months ended June 30, 1999 and the balance will be expensed ratably over the next two years as the options vest.

   Non-recurring Operating Expenses. Non-recurring operating expenses in the three months ended June 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition that was completed on August 3, 1999. For the three months ended June 30, 1999, merger and restructuring costs of

$1,159,000 consisted of $940,000 in severance costs to terminate employees and $219,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense and interest charges relating to the Business Objects, S.A. litigation settlement and interest incurred on Brio's bank line of credit. Interest and other income (expense), net, increased to a net income of $86,000 for the three months ended June 30, 2000 from a net expense of $228,000 for the three months ended June 30, 1999. For the three months ended June 30, 1999, Brio recorded a permanent impairment on a marketable security in the amount of $346,000 resulting in the net expense. This was a one-time charge that did not occur in the three months ended June 30, 2000.

Income Taxes

   Brio recorded a net loss for the three months ended June 30, 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2001 and beyond, Brio has not recorded a deferred tax benefit relating to the loss incurred in the three months ended June 30, 2000.

Liquidity and Capital Resources

   As of June 30, 2000, Brio had cash, cash equivalents and short-term investments of $21.1 million. In addition, Brio maintains an accounts receivable-based line of credit which provides for up to $15.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line of credit. At June 30, 2000, no amounts were outstanding under the line of credit. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to secure the Bank's interest in the accounts receivables. The line of credit requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00. Brio was not in compliance with this covenant as of June 30, 2000, however, a waiver was obtained from the bank. The line of credit expires on December 31, 2000.

   Net cash used in operating activities was $4.9 million for the three months ended June 30, 2000 and $221,000 for the three months ended June 30, 1999. The decrease of $4.7 million was due to changes in operating assets and liabilities of approximately $7.6 million, offset by increases in net losses of approximately $2.9 million.

   Net cash used in investing activities was $8.2 million for the three months ended June 30, 2000, consisting primarily of $11.2 million for purchases of property and equipment, net, offset by $3.0 million of sales of short-term investments, net of purchases. Net cash used in investing activities was $3.1 million for the three months ended June 30, 1999, consisting primarily of $2.1 million of purchases of short-term investments, net of sales, and approximately $1.0 million for the purchase of property and equipment, net.

   Net cash provided by financing activities was $3.8 million for the three months ended June 30, 2000, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $1.3 million for the three months ended June 30,1999, consisting of proceeds from the issuance of common stock to employees under various incentive stock plans.

   Brio currently has no material commitments other than those under operating lease agreements. Brio has experienced a substantial increase in its capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary of those of Brio, which may require the use of cash. Management believes existing cash, cash equivalents and short-term investments will be sufficient to meet Brio's operating requirements for at least the next twelve months; however, Brio may sell additional equity or debt securities or obtain credit facilities to further enhance its position. The sale of additional securities could result in additional dilution to Brio stockholders.

Risk Factors That May Affect Future Operating Results

   We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and we cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. As of June 30, 2000, Brio incurred a net loss of approximately $4.5 million and had stockholders' equity of approximately $27.6 million.

   Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain the same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In particular, during the three months ended June 30, 2000, Brio found forecasted deals for large-scale deployments of its software were delayed. Such deployments have become more prevalent and take longer to evaluate, implement and close than transactions in Brio's historical experience. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

   During the three months ended June 30, 2000, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that deals for large-scale deployments of its products, which have become more prevalent, have a longer sales cycle than smaller implementations. In addition, the mix of license and service revenues varied significantly when compared to historical experience.

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

   Because Brio depends on a direct sales force, any failure by Brio to attract and retain adequate sales personnel could slow its sales and increase its expenses, causing significant financial and operational risks. Brio may not be able to attract and retain adequate sales personnel, despite the expenditure of significant resources to do so, and the failure to do so could materially harm its ability to sell its products at expected levels. Because turnover tends to slow sales efforts until replacement personnel can be recruited and trained, failure to retain sales personnel could seriously hamper our business, operating results and financial condition. Competition for personnel with a sufficient level of expertise and experience for direct sales positions is intense, particularly among competitors who may have substantially greater resources than Brio or greater resources dedicated to hiring direct sales personnel. In addition, Brio has experienced significant turnover of its sales force.

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

   Because the sales cycle for Brio's products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly. Based in part on the lengthy sales cycle for Brio's products, quarterly revenues and operating results could vary significantly in the future. The sales cycle associated with the purchase of Brio's products is typically three to nine months in length and subject to a number of significant risks over which Brio has little or no control, including customers' budgeting constraints and internal acceptance review procedures. In particular, large-scale deployments of Brio's products, which are becoming more prevalent in the industry, take longer to evaluate, implement and close than historical sales cycles seem to indicate. Sales transactions may be delayed during the customer acceptance process because Brio must provide a significant level of education to prospective customers regarding the use and benefits of its products. Additionally, the sales cycle for Brio's products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, if Brio's international operations expand, the average sales cycle for its products is expected to lengthen. In addition, Brio anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of those orders could cause material fluctuations in operating results, particularly on a quarterly basis.

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

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, resellers and distributors accounted for approximately 26% of total revenues in fiscal 2000, 21% of total revenues in fiscal 1999 and 24% of total revenues in fiscal 1998. Revenues from VARs, resellers and distributors were 18% of total revenues for the three months ended June 30, 2000. Revenues from VARs, resellers and distributors may not increase as a percentage of total revenues or in absolute dollars in the future periods, which could hurt Brio's profitability.

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

   Market consolidation may create more formidable competitors. Alliances among current and new competitors may emerge and rapidly gain significant market share. The failure of Brio to compete successfully against current and future competitors could materially harm its business, operating results and financial condition by driving down prices and reducing revenue growth. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Current or future indirect channel partners of Brio may establish cooperative relationships with current or potential competitors, thereby limiting Brio's ability to sell its products through particular distribution channels. Such competition could have a material adverse effect on Brio's ability to obtain new licenses and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial condition.

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

  . seasonal reductions in business activity during the summer months in Europe; and

  . potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. During the three months ended June 30, 2000, Brio incurred a loss of approximately $390,000 on foreign currency translations resulting from intercompany receivables from foreign subsidiaries.

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

   The market may not accept Brio's products, which would reduce revenues, growth and profitability. Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for B2B Analytics products to develop, or failure of enterprise-wide implementations of Brio's products to achieve broad market acceptance, could materially harm Brio's business, operating results and financial condition. Enterprise-wide sales efforts also tend to result in longer sales cycles. See risk factor "Because the sales cycle for Brio products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly." To date, Brio's selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide B2B Analytics solutions or of its products and capabilities, nor have most companies deployed B2B Analytics solutions on an enterprise-wide basis. Brio's efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for B2B Analytics or acceptance of Brio's products.

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

  . developments with respect to copyrights or proprietary rights; or

  . general market conditions.

   In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Broad market fluctuations, as well as economic conditions generally, and in the software industry specifically, may result in material adverse effects on the market price of Brio's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation may occur in the future with respect to Brio, and could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Brio's business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000, Brio had $12.4 million of cash and cash equivalents with a weighted average variable rate of 5.5% and $8.7 million of short-term investments with a weighted average variable rate of 6.3%.

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

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At June 30, 2000 there were no outstanding foreign currency exchange contracts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   Not applicable.

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

                                          Brio Technology, Inc.

                                                   /s/ Tamara L. MacDuff
                                          By __________________________________
                                                     Tamara L. MacDuff
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: August 14, 2000