Form 10-Q
period 2000-09-30
BRIO TECHNOLOGY INC
filed 2000-11-14
CIK 1056294

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

  For the quarterly period ended September 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 9, 2000 there were 28,793,156 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. Financial Information


 Item 1. Financial Statements:


         Condensed Consolidated Balance Sheets--September 30, 2000 and
          March 31, 2000................................................     3


         Condensed Consolidated Statements of Operations--Three and Six
          Months Ended September 30, 2000 and 1999......................     4


         Condensed Consolidated Statements of Cash Flows--Six Months
          Ended September 30, 2000 and 1999.............................     5


         Notes to Condensed Consolidated Financial Statements...........     6


         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9


 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    25


 PART II. Other Information


 Item 1. Legal Proceedings..............................................    26


 Item 2. Changes in Securities and Use of Proceeds......................    26


 Item 3. Defaults Upon Senior Securities................................    26


 Item 4. Submission of Matters to a Vote of Security Holders............    26


 Item 5. Other Information..............................................    26


 Item 6. Exhibits and Reports on Form 8-K...............................    26


 Signature...............................................................   27

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       September 30, March 31,
                                                           2000        2000
                                                       ------------- ---------
                                                        (Unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents...........................   $  12,044   $  21,573
  Short-term investments..............................       5,138      11,831
  Accounts receivable, net of allowance of $2,362 and
   $2,848.............................................      29,865      31,429
  Inventories.........................................         443         822
  Deferred income taxes...............................         633       1,890
  Prepaid expenses and other current assets...........       3,607       3,862
                                                         ---------   ---------
      Total current assets............................      51,730      71,407
Property and equipment, net...........................      24,833      12,118
Other assets..........................................       2,015       2,339
                                                         ---------   ---------
                                                         $  78,578   $  85,864
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................   $   5,603   $   7,801
  Accrued liabilities--
    Payroll and related benefits......................       8,572      11,423
    Other.............................................      10,041       8,786
  Deferred revenue, current...........................      27,822      24,108
                                                         ---------   ---------
      Total current liabilities.......................      52,038      52,118
Noncurrent deferred revenue...........................       1,431       2,717
Other noncurrent liabilities..........................         980       2,903
                                                         ---------   ---------
      Total liabilities...............................      54,449      57,738
                                                         ---------   ---------
Stockholders' equity:
  Common stock........................................          28          28
  Additional paid-in capital..........................      80,889      76,807
  Notes receivable from stockholders..................         (82)       (483)
  Deferred compensation...............................         (62)       (118)
  Accumulated components of comprehensive income......         543         312
  Accumulated deficit.................................     (57,187)    (48,420)
                                                         ---------   ---------
      Total stockholders' equity......................      24,129      28,126
                                                         ---------   ---------
                                                         $  78,578   $  85,864
                                                         =========   =========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                            Three Months
                                          Ended September    Six Months Ended
                                                30,           September 30,
                                          -----------------  -----------------
                                           2000      1999     2000      1999
                                          -------  --------  -------  --------
Revenues:
  License fees..........................  $18,982  $ 21,177  $37,952  $ 39,470
  Services..............................   14,904     9,479   28,959    18,765
                                          -------  --------  -------  --------
    Total revenues......................   33,886    30,656   66,911    58,235
                                          -------  --------  -------  --------
Cost of revenues:
  License fees..........................    1,007       826    1,964     1,498
  Services..............................    6,735     3,835   12,779     7,808
                                          -------  --------  -------  --------
    Total cost of revenues..............    7,742     4,661   14,743     9,306
                                          -------  --------  -------  --------
Gross profit............................   26,144    25,995   52,168    48,929
                                          -------  --------  -------  --------
Operating expenses:
  Research and development..............    6,688     4,856   12,255     9,515
  Sales and marketing...................   20,053    14,888   41,126    29,651
  General and administrative............    3,544     3,888    7,469     7,135
  Non-recurring operating expenses......      --     20,242      --     21,401
                                          -------  --------  -------  --------
    Total operating expenses............   30,285    43,874   60,850    67,702
                                          -------  --------  -------  --------
Loss from operations....................   (4,141)  (17,879)  (8,682)  (18,773)
Interest and other income (expense),
 net....................................     (171)      407      (85)      179
                                          -------  --------  -------  --------
Loss before provision for income taxes..   (4,312)  (17,472)  (8,767)  (18,594)
Provision for income taxes..............      --        --       --        399
                                          -------  --------  -------  --------
Net loss................................  $(4,312) $(17,472) $(8,767) $(18,993)
                                          =======  ========  =======  ========
Basic and diluted net loss per share....  $ (0.15) $  (0.71) $ (0.31) $  (0.82)
                                          =======  ========  =======  ========
Shares used in computing basic and
 diluted net loss per share.............   28,194    24,764   28,092    23,201
                                          =======  ========  =======  ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                              September 30,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
Cash Flows from Operating Activities:
Net loss...................................................  $(8,767) $(18,993)
Adjustments to reconcile net loss to cash used in operating
 activities--
  Depreciation and amortization............................    2,616     1,408
  Provision for returns and doubtful accounts..............      191       759
  Deferred compensation amortization.......................       32        97
  Loss on disposal of property and equipment...............       60       768
  Provision for loss on marketable securities..............      --        346
  Changes in operating assets and liabilities--
    Accounts receivable....................................    1,564    (2,751)
    Inventories............................................      378       114
    Deferred income taxes..................................    1,258      (449)
    Prepaid expenses and other assets......................      388      (478)
    Accounts payable and accrued liabilities...............   (5,717)   15,953
    Deferred revenue.......................................    2,428     2,665
                                                             -------  --------
      Cash used in operating activities....................   (5,569)     (561)
                                                             -------  --------
Cash Flows from Investing Activities:
Purchases of short-term investments........................     (896)  (15,369)
Sales of short-term investments............................    7,518     8,472
Purchases of property and equipment........................  (16,281)   (2,463)
Proceeds from sale of property and equipment...............      890       --
                                                             -------  --------
      Cash used in investing activities....................   (8,769)   (9,360)
                                                             -------  --------
Cash Flows from Financing Activities:
Repayments of notes payable................................      --     (2,000)
Proceeds from issuance of common stock, net................    4,115     2,066
Proceeds from repayment of notes receivable from
 stockholders..............................................      392       998
                                                             -------  --------
      Cash provided by financing activities................    4,507     1,064
                                                             -------  --------
Net decrease in cash and cash equivalents..................   (9,831)   (8,857)
Effect of exchange rate changes on cash....................      302        88
Cash and cash equivalents, beginning of period.............   21,573    21,026
                                                             -------  --------
Cash and cash equivalents, end of period...................  $12,044  $ 12,257
                                                             =======  ========


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

                              BRIO TECHNOLOGY INC.

 Comprehensive Loss

   A summary of comprehensive loss follows (in thousands):

                                            Three Months        Six Months
                                          Ended September    Ended September
                                                30,                30,
                                          -----------------  -----------------
                                           2000      1999     2000      1999
                                          -------  --------  -------  --------
   Net loss.............................  $(4,312) $(17,472) $(8,767) $(18,993)
   Unrealized gain (loss) on short-term
    investments.........................       12       174      (71)      225
   Foreign currency translation
    adjustment..........................      147        21      302        88
                                          -------  --------  -------  --------
     Comprehensive loss.................  $(4,153) $(17,277) $(8,536) $(18,680)
                                          =======  ========  =======  ========

 Computation of Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three and six months ended September 30, 2000 and 1999, potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share because Brio incurred a loss in these periods and therefore, their effect would be antidilutive. Potential common shares of 1,589,953 for the three months ended September 30, 2000, 2,081,978 for the six months ended September 30, 2000, 2,931,000 for the three months ended September 30, 1999 and 2,897,000 for the six months ended September 30, 1999 were not included in the computation of diluted net loss per share.

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

Note 3. Notes Payable

   At September 30, 2000, Brio had a $15.0 million accounts receivable-based line of credit agreement. Interest on borrowings under the line of credit accrue at the bank's prime rate (9.5% at September 30, 2000). At September 30, 2000, no amounts were outstanding under the line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to establish a security interest in the accounts receivable. In August 2000, the line of credit was amended to change the covenants under the agreement. The amended agreement requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00, except for the quarter ended September 30, 2000 whereby Brio's loss may not exceed $5.1 million and an adjusted quick ratio covenant of at least 2:1. Brio was in compliance with these covenants as of September 30, 2000. The line of credit expires on December 31, 2000.

Note 4. Industry Segment Information

   Brio adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual

                              BRIO TECHNOLOGY INC.

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

Note 5. Litigation

   On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257. As of September 30, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $1.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $274,900 included in accrued liabilities and $20,200 included in other noncurrent liabilities, representing the interest that will be recognized over the payment term. As of March 31, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $3.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $423,900 included in accrued liabilities and $119,600 included in other noncurrent liabilities, representing the interest that will be recognized over the payment term.

Note 6. Non-recurring Operating Expenses

   Non-recurring operating expenses in the three and six months ended September 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                     Three Months   Six Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                     ------------- -------------
                                                         1999          1999
                                                     ------------- -------------
   Merger and restructuring costs...................    $11,105       $12,264
   Settlement costs (see Note 5)....................      9,137         9,137
                                                        -------       -------
   Total non-recurring operating expenses...........    $20,242       $21,401
                                                        =======       =======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended September 30, 1999, merger and restructuring costs of $11.1 million consisted of $7.2 million in transaction and related professional fees, $107,000 in severance costs to terminate employees, $1.3 million in merger integration

                              BRIO TECHNOLOGY INC.

expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $1,414,000 in other miscellaneous merger-related expenses. For the six months ended September 30, 1999, merger and restructuring costs of $12.3 million consisted of $7.2 million in transaction and related professional fees, $1.0 million in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements, $260,000 in merger-related advertising expenses and $1,420,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

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

Overview

   Brio delivers a business-to-business (B2B) analytic software infrastructure ("B2B Analytics") that enables companies to use information through analytic dashboards--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of approximately $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. Brio incurred a net loss of approximately $4.3 million during the three months ended September 30, 2000. Brio had an accumulated deficit of approximately $57.2 million as of September 30, 2000. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

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

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with value added resellers (VARs), resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, resellers, system integrators and distributors were 26% of total revenues for fiscal 2000, 21% of total revenues for fiscal 1999 and 24% of total revenues for fiscal 1998. Revenues from VARs, resellers, system integrators and distributors were 22% of total revenues for the three months ended September 30, 2000. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, resellers, system integrators and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses for larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which increases the complexity and length of the sales cycle. These large-scale deployments of Brio's products were delayed during the three and six months ended September 30, 2000 and are expected to close in the coming quarters. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany, Japan, China and Australia, and indirectly through established distribution relationships in more than 40 countries, including Belgium, Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom, Australia and China were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 18% of total revenues for fiscal 2000 and fiscal 1999 and 17% of total revenues for fiscal 1998. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 18% of total revenues for the three months ended September 30, 2000. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 2000, Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000. Brio incurred a loss of approximately $215,000 in foreign currency translations resulting from intercompany receivables from foreign subsidiaries for the three months ended September 30, 2000. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

   Although Brio has experienced significant quarter-to-quarter revenue growth in fiscal 2000, 1999 and 1998, the same rate of sequential quarterly revenue growth may not be sustainable and profitability may not be achieved in the future.

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

   Brio expects that its operating expenses will increase significantly in fiscal 2001. See "Risk Factors That May Affect Future Operating Results."

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                         Three Months         Six Months
                                             Ended               Ended
                                         September 30,       September 30,
                                         ----------------    ----------------
                                          2000      1999      2000      1999
                                         ------    ------    ------    ------
   Consolidated Statements of
    Operations Data:
   Revenues:
     License fees......................      56 %      69 %      57 %      68 %
     Services..........................      44        31        43        32
                                         ------    ------    ------    ------
       Total revenues..................     100       100       100       100
   Cost of revenues:
     License fees......................       3         3         3         3
     Services..........................      20        12        19        13
                                         ------    ------    ------    ------
       Total cost of revenues..........      23        15        22        16
                                         ------    ------    ------    ------
   Gross profit........................      77        85        78        84
   Operating expenses:
     Research and development..........      20        16        18        16
     Sales and marketing...............      59        48        62        51
     General and administrative........      10        13        11        12
     Non-recurring operating expenses..     --         66       --         37
                                         ------    ------    ------    ------
       Total operating expenses........      89       143        91       116
                                         ------    ------    ------    ------
   Loss from operations................     (12)      (58)      (13)      (32)
   Interest and other income (expense),
    net................................      (1)        1       --        --
                                         ------    ------    ------    ------
   Net loss before provision for income
    taxes..............................     (13)      (57)      (13)      (32)
   Provision for income taxes..........     --        --        --          1
                                         ------    ------    ------    ------
   Net loss............................     (13)%     (57)%     (13)%     (33)%
                                         ======    ======    ======    ======

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased $3.2 million or 11% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $8.7 million or 15% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. These increases were primarily due to increased services revenue including training, consulting and maintenance and support services associated with license sales offset by lower license fees revenue. One customer accounted for more than 10% of total revenues for the three months ended September 30, 2000. No customer accounted for more than 10% of total revenues for the six months ended September 30, 2000 and the three and six month periods ended September 30, 1999.

   Revenues by geographic location were as follows for the three and six months ended September 30, 2000 and 1999:

                                                  Three Months     Six Months
                                                 Ended September Ended September
                                                       30,             30,
                                                 --------------- ---------------
                                                  2000    1999    2000    1999
                                                 ------- ------- ------- -------
   Revenues by Geography:
   Domestic..................................... $27,781 $25,003 $53,688 $46,809
   International................................   6,105   5,653  13,223  11,426
                                                 ------- ------- ------- -------
     Total revenues............................. $33,886 $30,656 $66,911 $58,235
                                                 ======= ======= ======= =======

   Revenue from international sources increased $452,000 or 8% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $1.8 million or 16% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The increases were primarily due to increased demand for Brio products in Europe and Asia as Brio continues to expand direct and indirect sales efforts in these areas.

   License Fees. Revenues from license fees decreased $2.2 million or 10% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $1.5 million or 4% for the six months ended September 30, 2000. The decreases were primarily due to a delay in signing large-scale deployments of Brio's products which are expected to close in the coming quarters and the lengthening of the sales cycle for Brio's products.

   Services. Services revenues increased $5.4 million or 57% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was due to an increase of approximately $2.3 million in training and consulting revenues and $3.1 million in maintenance and support revenues related to increases in Brio's installed customer base. Services revenues increased $10.2 million or 54% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The increase was due to an increase of approximately $4.2 million in training and consulting revenues and $6.0 million in maintenance and support revenues related to increases in Brio's installed customer base.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees increased $181,000 or 22% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $466,000 or 31% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The increases in absolute dollars were due to the mix of shipments of master disks versus "shrinkwrapped" product. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support and training and consulting services. Cost of revenues from services increased $2.9 million or 76% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Approximately $2.6 million of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services. Approximately $300,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of revenue from services increased $5.0 million or 64% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. Approximately $4.2 million of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services. Approximately $800,000 of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $1.8 million or 38% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $2.7 million or 29% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to sustain product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $5.2 million or 35% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Approximately $2.9 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization and approximately $900,000 of the increase was attributable to higher sales commissions, bonuses, training and recruiting expenses and sales incentives associated with increased revenues. Approximately $1.4 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Sales and marketing expenses increased $11.5 million or 39% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. Approximately $5.5 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization and approximately $2.2 million of the increase was attributable to higher sales commissions, bonuses, training and recruiting expenses and sales incentives associated with increased revenues. Approximately $3.8 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Brio believes that as it continues to expand its direct sales and pre-sales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct and indirect sales personnel and its emphasis on direct field sales and channel sales efforts. Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $344,000 or 9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Substantially all of the decrease was attributable to decreased facilities related expenses due to our facilities consolidation. General and administrative expenses increased $334,000 or 5% during the six months ended September 30, 2000 compared to the six months ended September 30, 1999. Substantially all of the increase was attributable to increased personnel and related costs, offset by a decrease in facilities related expenses due to our facilities consolidation completed during the three months ended September 30, 2000. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $14,000 was expensed during the three months ended September 30, 2000, approximately $32,000 was expensed during the six months ended September 30, 2000, approximately $69,000 was expensed during the three months ended September 30, 1999, approximately $97,000 was expensed during the six months ended September 30, 1999 and the balance will be expensed ratably over the next two years as the options vest.

   Non-recurring Operating Expenses. Non-recurring operating expenses in the three and six months ended September 30, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                     Three Months   Six Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1999          1999
                                                     ------------- -------------
   Merger and restructuring costs...................    $11,105       $12,264
   Settlement costs.................................      9,137         9,137
                                                        -------       -------
     Total non-recurring operating expenses.........    $20,242       $21,401
                                                        =======       =======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended September 30, 1999, merger and restructuring costs of $11.1 million consisted of $7.2 million in transaction and related professional fees, $107,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $1,414,000 in other miscellaneous merger-related expenses. For the six months ended September 30, 1999, merger and restructuring costs of $12.3 million consisted of $7.2 million in transaction and related professional fees, $1.0 million in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements, $260,000 in merger-related advertising expenses and $1,420,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

   On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257. As of September 30, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $1.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $274,900 included in accrued liabilities and $20,200 included in other noncurrent liabilities, representing the interest that will be recognized over the payment term. As of March 31, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $3.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $423,900 included in accrued liabilities and $119,600 included in other noncurrent liabilities, representing the interest that will be recognized over the payment term.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest charges relating to the Business Objects, S.A. litigation settlement and interest incurred on Brio's bank line of credit. Interest and other income (expense), net, decreased from a net income of $407,000 for the three months ended September 30, 1999 to a net expense of $171,000 for the three months ended September 30, 2000. Interest and other income (expense), net, decreased from a net income of $179,000 for the six months ended September 30, 1999 to a net expense of $85,000 for the six months ended September 30, 2000. These decreases were due to increased losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries, interest charges relating to the Business Objects, S.A. litigation and lower cash, cash equivalent and short-term investment balances.

Income Taxes

   Brio recorded net losses for the three and six months ended September 30, 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2001 and beyond, Brio has not recorded a deferred tax benefit relating to the losses incurred in the three and six months ended September 30, 2000. For the six months ended September 30, 1999, Brio recorded a provision for income taxes of $399,000 consisting primarily of Federal and state alternative minimum taxes as Brio utilized net operating loss carryforwards to offset income taxes generated from domestic operations for that period.

Liquidity and Capital Resources

   As of September 30, 2000, Brio had cash, cash equivalents and short-term investments of $17.2 million. In addition, Brio maintains an accounts receivable-based line of credit which provides for up to $15.0 million in borrowings, with interest at the bank's prime rate. Brio can borrow up to 80% of eligible accounts receivable against this line of credit. At September 30, 2000, no amounts were outstanding under the line of credit. Borrowings are secured by substantially all of Brio's assets, including Brio's copyrights and trademarks, to the extent required to secure the Bank's interest in the accounts receivables. In August 2000, the line of credit was amended to change the covenants under the agreement. The amended agreement requires Brio to comply with a net income covenant, excluding non-recurring operating charges, of $1.00, except for the quarter ended September 30, 2000 whereby Brio's loss may not exceed $5.1 million and an adjusted quick ratio covenant of at least 2:1. Brio was in compliance with these covenants as of September 30, 2000. The line of credit expires on December 31, 2000.

   Net cash used in operating activities was $5.6 million for the six months ended September 30, 2000 and $561,000 for the six months ended September 30, 1999. The increase of $5.0 million was due to changes in operating assets and liabilities of approximately $15.2 million principally related to accounts payable and accrued liabilities, offset by decreases in net losses of approximately $10.2 million.

   Net cash used in investing activities was $8.8 million for the six months ended September 30, 2000, consisting primarily of $16.3 million for purchases of property and equipment, net, offset by $6.6 million of sales of short-term investments, net of purchases and $890,000 of proceeds from the sale of property and equipment. Net cash used in investing activities was $9.4 million for the six months ended September 30, 1999, consisting primarily of $6.9 million of purchases of short-term investments, net of sales, and approximately $2.5 million for the purchase of property and equipment, net.

   Net cash provided by financing activities was $4.5 million for the six months ended September 30, 2000 consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $1.1 million for the six months ended September 30, 1999 consisting of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders, net of repayments of notes payable.

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

  .continue to attract, retain and motivate qualified personnel; and

  .develop or acquire new businesses, products and technologies.

   In addition, if we cannot manage an expanding work force, improve our reporting systems and customer service infrastructure and manage the integration of acquired businesses, products or technologies, we will be unable to continue to manage the growth of our operations, which could harm our business and financial results.

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and we cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of approximately $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. Brio incurred a net loss of approximately $4.3 million during the three months ended September 30, 2000. As of September 30, 2000, Brio had stockholders' equity of approximately $24.1 million.

   Brio anticipates increased operating expenses and a variable rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain the same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In particular, during the three and six months ended September 30, 2000, Brio found forecasted deals for large-scale deployments of its software were delayed. Such deployments have become more prevalent and take longer to evaluate, implement and close than transactions in Brio's historical experience. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

   During the three and six months ended September 30, 2000, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that deals for large-scale deployments of its products, which have become more prevalent, have a longer sales cycle than smaller implementations. In addition, the mix of license and service revenues varied significantly when compared to historical experience.

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

   Because Brio expects to achieve revenue growth and increased margins through indirect sales channels, Brio's failure to develop and manage indirect sales channels could limit its sales growth and financial performance. Brio may not be able to continue to attract and retain additional indirect channel partners that will be able to market its products effectively and provide timely and cost-effective customer support and services. Brio may not be able to manage conflicts within its indirect channel or that its focus on increasing sales through the indirect channels will not divert management resources and attention from direct sales. In addition, Brio's agreements with indirect channel partners do not restrict the channel partners from distributing competing products, and in many cases may be terminated by either party without cause. The ability of Brio to achieve revenue growth and improved operating margins on product sales in the future will depend in large part upon its success in expanding and maintaining indirect channels worldwide. Indirect channels include VARs, resellers, system integrators and distributors.

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, resellers, system integrators and distributors accounted for approximately 26% of total revenues in fiscal 2000, 21% of total revenues in fiscal 1999 and 24% of total revenues in fiscal 1998. Revenues from VARs, resellers, system integrators and distributors were 22% of total revenues for the three months ended September 30, 2000. Revenues from VARs, resellers, system integrators and distributors may not increase as a percentage of total revenues or in absolute dollars in the future periods, which could hurt Brio's profitability.

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

  . seasonal reductions in business activity during the summer months in Europe; and

  . potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a loss of approximately $215,000 in foreign currency translations resulting from intercompany receivables from foreign subsidiaries for the three months ended September 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, Brio had $12.0 million of cash and cash equivalents with a weighted average variable rate of 5.8% and $5.1 million of short-term investments with a weighted average variable rate of 6.5%.

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

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At September 30, 2000 there were no outstanding foreign currency exchange contracts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

   Not applicable.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

   At Brio's Annual Meeting of Stockholders on August 24, 2000, Brio's stockholders approved the following items:

     1. The election of the following individuals as directors of Brio:

                                                                       Authority
                                                               For     Withheld
                                                            ---------- ---------
      Yorgen H. Edholm..................................... 18,162,172 3,586,571
      Bernard J. Lacroute.................................. 21,322,372   426,371

     2. The amendment of Brio's 1998 Stock Option Plan to: (i) increase the aggregate number of shares of Common Stock reserved for issuance under such plan by 4,000,000 shares to 9,862,087 shares; (ii) amend the plan's evergreen feature so that it provides that the lesser of 4% of Brio's outstanding Common stock or 1,000,000 shares shall automatically become available for issuance under the plan on the first date of the Company's fiscal years beginning in 2001, 2002, and 2003; and (iii) increase the annual limit on the maximum number of shares of Common Stock that can be granted to any employee under the plan during a fiscal year of the Company by 2,200,000 shares to a total of 3,200,000 shares.

       For: 10,266,639 Against: 7,863,648 Abstain: 18,223 Broker non-votes:
    3,600,233

     3. The ratification of the appointment of Arthur Andersen LLP as Brio's independent public accounts for the fiscal year ending March 31, 2001.

       For: 21,714,709 Against: 23,621 Abstain: 10,413 Broker non-votes:
    None

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

                                          Brio Technology, Inc.

                                                   /s/ Tamara L. MacDuff
                                          By: _________________________________
                                                     Tamara L. MacDuff
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: November 14, 2000

                                 EXHIBIT INDEX

 27.1 Financial Data Schedule.