Form 10-Q
period 2000-12-31
BRIO TECHNOLOGY INC
filed 2001-02-14
CIK 1056294

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

    For the quarterly period ended December 31, 2000

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

                                 Yes [X] No [_]

   As of February 12, 2001 there were 28,613,787 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     For the Period Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  Financial Information.........................................   3
 Item 1.  Financial Statements..........................................   3
          Condensed Consolidated Balance Sheets--
           December 31, 2000 and March 31, 2000.........................   3
          Condensed Consolidated Statements of Operations--
           Three and Nine Months Ended December 31, 2000 and 1999.......   4
          Condensed Consolidated Statements of Cash Flows--
           Nine Months Ended December 31, 2000 and 1999.................   5
          Notes to Condensed Consolidated Financial Statements..........   6
 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  25
 PART II. Other Information.............................................  26
 Item 1.  Legal Proceedings.............................................  26
 Item 2.  Changes in Securities and Use of Proceeds.....................  26
 Item 3.  Defaults Upon Senior Securities...............................  26
 Item 4.  Submission of Matters to a Vote of Security Holders...........  26
 Item 5.  Other Information.............................................  26
 Item 6.  Exhibits and Reports on Form 8-K..............................  26
          Signature.....................................................  27

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 31, March 31,
                                                             2000       2000
                                                         ------------ ---------
                                                         (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 14,161   $ 21,573
  Short-term investments................................      3,886     11,831
  Accounts receivable, net of allowance of $2,630 and
   $2,848...............................................     30,530     31,429
  Note receivable from officer..........................      1,500        --
  Inventories...........................................        403        822
  Deferred income taxes.................................        632      1,890
  Prepaid expenses and other current assets.............      3,068      3,862
                                                           --------   --------
      Total current assets..............................     54,180     71,407
Property and equipment, net.............................     27,145     12,118
Other assets............................................      1,833      2,339
                                                           --------   --------
                                                           $ 83,158   $ 85,864
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $  6,559   $  7,801
  Accrued liabilities--
    Payroll and related benefits........................      8,821     11,423
    Other...............................................     11,389      8,786
  Deferred revenue, current.............................     29,805     24,108
                                                           --------   --------
      Total current liabilities.........................     56,574     52,118
Noncurrent deferred revenue.............................      1,058      2,717
Other noncurrent liabilities............................        --       2,903
                                                           --------   --------
      Total liabilities.................................     57,632     57,738
                                                           --------   --------
Stockholders' equity:
  Common stock..........................................         28         28
  Additional paid-in capital............................     82,749     76,807
  Notes receivable from stockholders....................        (52)      (483)
  Deferred compensation.................................        (45)      (118)
  Accumulated components of comprehensive income........        293        312
  Accumulated deficit...................................    (57,447)   (48,420)
                                                           --------   --------
      Total stockholders' equity........................     25,526     28,126
                                                           --------   --------
                                                           $ 83,158   $ 85,864
                                                           ========   ========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                            Three Months      Nine Months
                                           Ended December    Ended December
                                                 31,              31,
                                           ---------------- -----------------
                                            2000     1999    2000      1999
                                           -------  ------- -------  --------
Revenues:
  License fees............................ $22,835  $23,311 $60,787  $ 62,781
  Services................................  16,023   10,868  44,982    29,633
                                           -------  ------- -------  --------
    Total revenues........................  38,858   34,179 105,769    92,414
                                           -------  ------- -------  --------
Cost of revenues:
  License fees............................     830      847   2,794     2,345
  Services................................   7,033    4,305  19,812    12,113
                                           -------  ------- -------  --------
    Total cost of revenues................   7,863    5,152  22,606    14,458
                                           -------  ------- -------  --------
Gross profit..............................  30,995   29,027  83,163    77,956
                                           -------  ------- -------  --------
Operating expenses:
  Research and development................   6,672    4,999  18,968    14,514
  Sales and marketing.....................  21,484   16,769  62,569    46,420
  General and administrative..............   3,361    3,265  10,830    10,400
  Non-recurring operating expenses........     --       896     --     22,297
                                           -------  ------- -------  --------
    Total operating expenses..............  31,517   25,929  92,367    93,631
                                           -------  ------- -------  --------
Income (loss) from operations.............    (522)   3,098  (9,204)  (15,675)
Interest and other income, net............     262      341     177       520
                                           -------  ------- -------  --------
Net income (loss) before provision for
 income taxes.............................    (260)   3,439  (9,027)  (15,155)
Provision for income taxes................     --       310     --        709
                                           -------  ------- -------  --------
Net income (loss)......................... $  (260) $ 3,129 $(9,027) $(15,864)
                                           =======  ======= =======  ========
Basic net income (loss) per share......... $ (0.01) $  0.12 $ (0.32) $  (0.65)
                                           =======  ======= =======  ========
Shares used in computing basic net income
 (loss) per share.........................  28,385   27,041  28,204    24,497
                                           =======  ======= =======  ========
Diluted net income (loss) per share....... $ (0.01) $  0.10 $ (0.32) $  (0.65)
                                           =======  ======= =======  ========
Shares used in computing diluted net
 income (loss) per share..................  28,385   30,880  28,204    24,497
                                           =======  ======= =======  ========


                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Nine Months
                                                              Ended December
                                                                   31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
Cash Flows from Operating Activities:
Net loss...................................................  $(9,027) $(15,864)
Adjustments to reconcile net loss to cash used in operating
 activities--
  Depreciation and amortization............................    4,598     2,240
  Provision for returns and doubtful accounts..............      706       859
  Deferred compensation amortization.......................       46       130
  Loss on disposal of property and equipment...............       60       768
  Provision for loss on marketable securities..............      --        346
  Changes in operating assets and liabilities--
    Accounts receivable....................................      193   (10,859)
    Note receivable from officer...........................   (1,500)      --
    Inventories............................................      419      (259)
    Deferred income taxes..................................    1,258       --
    Prepaid expenses and other assets......................    1,022    (2,119)
    Accounts payable and accrued liabilities...............   (4,144)   15,447
    Deferred revenue.......................................    4,038     4,662
                                                             -------  --------
      Cash used in operating activities....................   (2,331)   (4,649)
                                                             -------  --------
Cash Flows from Investing Activities:
Purchases of short-term investments........................   (1,456)  (20,741)
Sales of short-term investments............................    9,261    14,413
Purchases of property and equipment........................  (20,297)   (4,301)
Proceeds from sale of property and equipment...............      890       --
                                                             -------  --------
      Cash used in investing activities....................  (11,602)  (10,629)
                                                             -------  --------
Cash Flows from Financing Activities:
Repayments of notes payable................................      --     (2,000)
Proceeds from issuance of common stock, net................    5,983     5,490
Proceeds from repayment of notes receivable from
 stockholders..............................................      417     1,254
                                                             -------  --------
      Cash provided by financing activities................    6,400     4,744
                                                             -------  --------
Net decrease in cash and cash equivalents..................   (7,533)  (10,534)
Effect of exchange rate changes on cash....................      121       110
Cash and cash equivalents, beginning of period.............   21,573    21,026
                                                             -------  --------
Cash and cash equivalents, end of period...................  $14,161  $ 10,602
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

   Allowance are established for potential product return and credit losses. In instances where payments are subject to extended payment terms and are not deemed fixed or determinable, Brio defers revenue until payments become due. If an extended acceptance period is required, Brio recognizes revenue upon the earlier of customer acceptance or the expiration of the acceptance period. Brio establishes allowances for potential product returns and credit losses, which have been insignificant to date. Brio charges fees for services separately from license fees.

   Revenues from maintenance and support services, including ongoing product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Brio recognizes revenues from training and consulting services when the services are performed.

                             BRIO TECHNOLOGY, INC.

   Cost of revenues consists primarily of third-party fees, related personnel and overhead allocations, the cost of media, documentation, packaging and shipping related to products sold.

 Comprehensive Income (Loss)

  A summary of comprehensive income (loss) follows (in thousands):

                                                               Nine Months
                                         Three Months Ended   Ended December
                                            December 31,           31,
                                         ------------------- -----------------
                                           2000      1999     2000      1999
                                         --------- --------- -------  --------
   Net income (loss)...................  $   (260) $   3,129 $(9,027) $(15,864)
   Unrealized gain (loss) on short-term
    investments........................       (69)       153    (140)      301
   Foreign currency translation
    adjustment.........................      (181)        22     121       110
                                         --------  --------- -------  --------
     Comprehensive income (loss).......  $   (510) $   3,304 $(9,046) $(15,453)
                                         ========  ========= =======  ========

 Computation of Basic and Diluted Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three and nine months ended December 31, 2000 and for the nine months ended December 31, 1999, potential common shares from conversion of stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share because Brio incurred a loss in these periods and therefore, their effect would be antidilutive. Potential common shares of 1,071,000 for the three months ended December 31, 2000, 1,964,000 for the nine months ended December 31, 2000 and 8,461,000 for the nine months ended December 31, 1999 were not included in the computation of diluted net income (loss) per share.

   The following is a reconciliation of the shares used in computing basic net income (loss) per share to the shares used in computing diluted net income
(loss) per share (in thousands):

                                                                  Nine Months
                                             Three Months Ended      Ended
                                                December 31,     December 31,
                                             ------------------- -------------
                                               2000      1999     2000   1999
                                             --------- --------- ------ ------
Shares used in computing basic net income
 (loss) per share...........................    28,385    27,041 28,204 24,497
Options.....................................       --         24    --     --
Warrants and other contingent shares........       --      3,815    --     --
                                             --------- --------- ------ ------
Shares used in computing diluted net income
 (loss) per share...........................    28,385    30,880 28,204 24,497
                                             ========= ========= ====== ======

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

                             BRIO TECHNOLOGY, INC.

Note 3. Note Receivable from Officer

   On December 6, 2000, Brio received a secured promissory note from its founders, Yorgen Edholm and Katherine Glassey. The face value of the note was $1.5 million and was secured by 50% of their Brio common stock holdings and the remainder of the note was secured by their real property holdings. The note bore interest at 6.10% per annum. The principal and accrued interest was paid in full on February 5, 2001.

Note 4. Notes Payable

   On December 31, 2000, Brio's accounts receivable-based line of credit, which provided for up to $15.0 million in borrowings, expired. There were no outstanding bank borrowings as of that date.

Note 5. Industry Segment Information

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

Note 6. Litigation

   On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257. As of December 31, 2000, $3.8 million is included in the accompanying balance sheet in accrued liabilities of which $4.0 million represents the net present value of the remaining quarterly payments, offset by $200,000 which represents the interest that will be recognized over the remaining quarterly payments. As of March 31, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $3.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $423,900 included in accrued liabilities and $119,600 included in other noncurrent liabilities, representing the interest that will be recognized over the remaining quarterly payments.

                             BRIO TECHNOLOGY, INC.

Note 7. Non-recurring Operating Expenses

   Non-recurring operating expenses in the three and nine months ended December 31, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                       Three Months Nine Months
                                                          Ended        Ended
                                                       December 31, December 31,
                                                           1999         1999
                                                       ------------ ------------
   Merger and restructuring costs.....................     $896       $13,160
   Settlement costs (see Note 6)......................      --          9,137
                                                           ----       -------
     Total non-recurring operating expenses...........     $896       $22,297
                                                           ====       =======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended December 31, 1999, merger and restructuring costs of $896,000 consisted of $155,000 in transaction and related professional fees, $377,000 in severance costs to terminate employees, $260,000 in merger-related advertising expenses and $104,000 in other miscellaneous merger-related expenses. For the nine months ended December 31, 1999, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements, $260,000 in merger-related advertising expenses and $2.5 million in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Brio's audited financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Brio's Form 10-K, as amended, and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors That May Affect Future Operating Results" below.

Overview

   Brio delivers a Decision Platform software infrastructure that enables companies to use information through analytic dashboards--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of approximately $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. Brio incurred a net loss of approximately $9.0 million during the nine months ended December 31, 2000. Brio had an accumulated deficit of approximately $57.4 million as of December 31, 2000. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

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

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with value added resellers (VARs), resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, resellers, system integrators and distributors were 26% of total revenues for fiscal 2000, 21% of total revenues for fiscal 1999 and 24% of total revenues for fiscal 1998. Revenues from VARs, resellers, system integrators and distributors were 22% of total revenues for the three months ended December 31, 2000 and 21% of total revenue for the nine months ended December 31, 2000. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, resellers, system integrators and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses for larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which increases the complexity and length of the sales cycle. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in the United Kingdom, France, Germany, Japan, China, Singapore and Australia, and indirectly through established distribution relationships in more than 40 countries, including Belgium, Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom, Australia and China were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 18% of total revenues for fiscal 2000 and fiscal 1999 and 17% of total revenues for fiscal 1998. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented 20% of total revenues for the three months ended December 31, 2000. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. During fiscal 2000, Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000. Brio recorded a gain of approximately $141,000 for the three months ended December 31, 2000 and incurred a loss of $287,000 for the nine months ended December 31, 2000 relating to foreign currency translations resulting from intercompany receivables from foreign subsidiaries. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

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

   Brio expects that its operating expenses will increase significantly in fiscal 2001. See "Risk Factors That May Affect Future Operating Results."

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                          Three Months        Nine Months
                                              Ended              Ended
                                          December 31,       December 31,
                                          ----------------   ----------------
                                           2000      1999     2000      1999
                                          ------    ------   ------    ------
   Consolidated Statements of Operations
    Data:
   Revenues:
     License fees.......................      59%       68%      57%       68%
     Services...........................      41        32       43        32
                                          ------    ------   ------    ------
       Total revenues...................     100       100      100       100
   Cost of revenues:
     License fees.......................       2         2        3         3
     Services...........................      18        13       19        13
                                          ------    ------   ------    ------
       Total cost of revenues...........      20        15       22        16
                                          ------    ------   ------    ------
   Gross profit.........................      80        85       78        84
   Operating expenses:
     Research and development...........      17        15       18        16
     Sales and marketing................      55        49       59        50
     General and administrative.........       9         9       10        11
     Non-recurring operating expenses...      --         3       --        24
                                          ------    ------   ------    ------
       Total operating expenses.........      81        76       87       101
                                          ------    ------   ------    ------
   Income (loss) from operations........      (1)        9       (9)      (17)
   Interest and other income, net.......      --         1       --         1
                                          ------    ------   ------    ------
   Net income (loss) before provision
    for income taxes....................      (1)       10       (9)      (16)
   Provision for income taxes...........      --         1       --         1
                                          ------    ------   ------    ------
   Net income (loss)....................      (1)%       9%      (9)%     (17)%
                                          ======    ======   ======    ======

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased $4.7 million or 14% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and $13.4 million or 14% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. These increases were primarily due to increased services revenue including training, consulting and maintenance and support services associated with license sales offset by lower license fees revenue.

   Revenues by geographic location were as follows for the three and nine months ended December 31, 2000 and 1999:

                                                 Three Months     Nine Months
                                                Ended December   Ended December
                                                      31,             31,
                                                --------------- ----------------
                                                 2000    1999     2000    1999
                                                ------- ------- -------- -------
   Revenues by Geography:
   Domestic.................................... $31,075 $28,001 $ 84,763 $74,809
   International...............................   7,783   6,178   21,006  17,605
                                                ------- ------- -------- -------
     Total revenues............................ $38,858 $34,179 $105,769 $92,414
                                                ======= ======= ======== =======

   Revenue from international sources increased $1.6 million or 26% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and $3.4 million or 19% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increases were primarily due to increased demand for Brio products in Europe and Asia as Brio continues to expand direct and indirect sales efforts in these areas.

   License Fees. Revenues from license fees decreased $476,000 or 2% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and $2.0 million or 3% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The decreases were primarily due to the lengthening of the sales cycle for large-scale deployments of Brio's products.

   Services. Services revenues increased $5.2 million or 47% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The increase was due to an increase of approximately $1.8 million in training and consulting revenues and $3.4 million in maintenance and support revenues related to increases in Brio's installed customer base. Services revenues increased $15.3 million or 52% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increase was due to an increase of approximately $6.0 million in training and consulting revenues and $9.3 million in maintenance and support revenues related to increases in Brio's installed customer base.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees were consistent for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and increased $449,000 or 19% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increase in absolute dollars was due to the mix of shipments of master disks versus "shrinkwrapped" product. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support and training and consulting services. Cost of revenues from services increased $2.7 million or 63% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. Substantially all of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services. Cost of revenue from services increased $7.7 million or 64% for the nine months ended December 31, 2000 compared to the nine months ended
December 31, 1999. Approximately $6.4 million of the increase was due to increases in personnel and related costs resulting from Brio's expansion in support services in response to increased demand for maintenance and support and training and consulting services. Approximately $1.3 million of the increase was due to increases in the use of outside consultants for training and consulting services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $1.7 million or 33% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and $4.5 million or 31% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to sustain product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $4.7 million or 28% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. Approximately $2.5 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization and approximately $1.7 million of the increase was attributable to higher sales commissions, bonuses, training and recruiting expenses and sales incentives associated with increased revenues. Approximately $500,000 of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Sales and marketing expenses increased $16.1 million or 35% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. Approximately $9.1 million of the increase was attributable to the costs associated with the expansion of Brio's worldwide sales organization and approximately $3.6 million of the increase was attributable to higher sales commissions, bonuses, training and recruiting expenses and sales incentives associated with increased revenues. Approximately $3.4 million of the increase was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. Brio believes that as it continues to expand its direct sales and pre-sales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct and indirect sales personnel and its emphasis on direct field sales and channel sales efforts. Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $96,000 or 3% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and $430,000 or 4% during the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increases were attributable to increased personnel and related costs, offset by lower legal fees resulting from the settlement of the Business Objects litigation in September 1999. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations and continues its responsibilities as a public company. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $14,000 was expensed during the three months ended December 31, 2000, approximately $46,000 was expensed during the nine months ended December 31, 2000, approximately $33,000 was expensed during the three months ended December 31, 1999, approximately $130,000 was expensed during the nine months ended December 31, 1999 and the balance will be expensed ratably over the next two years as the options vest.

   Non-recurring Operating Expenses. Non-recurring operating expenses in the three and nine months ended December 31, 1999 are comprised of merger and restructuring costs related to the SQRIBE acquisition and the settlement of Brio's ongoing patent litigation with Business Objects, S.A. as follows (in thousands):

                                                       Three Months Nine Months
                                                          Ended        Ended
                                                       December 31, December 31,
                                                           1999         1999
                                                       ------------ ------------
   Merger and restructuring costs.....................     $896       $13,160
   Settlement costs...................................      --          9,137
                                                           ----       -------
     Total non-recurring operating expenses...........     $896       $22,297
                                                           ====       =======

   Brio's merger with SQRIBE was completed on August 3, 1999. For the three months ended December 31, 1999, merger and restructuring costs of $896,000 consisted of $155,000 in transaction and related professional fees, $377,000 in severance costs to terminate employees, $260,000 in merger-related advertising expenses and $104,000 in other miscellaneous merger-related expenses. For the nine months ended December 31, 1999, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements, $260,000 in merger-related advertising expenses and $2.5 million in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to period-end and substantially all of the merger-related expenses were incurred prior to period-end. Substantially all of the merger-related charges were paid during fiscal 2000.

   On September 9, 1999, Brio and Business Objects, S.A. executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects, S.A. $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects, S.A. dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects, S.A. involving patent number 5,915,257. As of December 31, 2000, $3.8 million is included in the accompanying balance sheet in accrued liabilities of which $4.0 million represents the net present value of the remaining quarterly payments, offset by $200,000 which represents the interest that will be recognized over the remaining quarterly payments. As of March 31, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $3.0 million is included in other noncurrent liabilities, representing the net present value of the remaining quarterly payments, offset by $423,900 included in accrued liabilities and $119,600 included in other noncurrent liabilities, representing the interest that will be recognized over the remaining quarterly payments.

Interest and Other Income, Net

   Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest charges relating to the Business Objects, S.A. litigation settlement and interest incurred on Brio's bank line of credit. Interest and other income, net, decreased $79,000 for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The decrease was due to lower interest income due to lower cash, cash equivalent and short-term investment balances. Interest and other income, net, decreased $343,000 for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. This decrease was due to interest charges relating to the Business Objects, S.A. litigation and lower interest income due to lower cash, cash equivalent and short-term investment balances.

Income Taxes

   Brio recorded net losses for the three and nine months ended December 31, 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2001 and beyond, Brio has not recorded a deferred tax benefit related to the losses incurred in the three and nine months ended December 31, 2000. Brio recorded a provision for income taxes of $310,000 for the three months ended December 31, 1999 and $709,000 for the nine months ended December 31, 1999 which consisted primarily of Federal and state alternative minimum taxes as Brio utilized net operating loss carryforwards to offset income taxes generated from domestic operations for those periods.

Liquidity and Capital Resources

   As of December 31, 2000, Brio had cash, equivalents and short-term investments of $18.0 million. On December 31, 2000, Brio's accounts receivable-based line of credit, which provided for up to $15.0 million in borrowings, expired. There were no outstanding bank borrowings as of that date. Brio is currently negotiating a new line of credit, however, there can be no assurance that additional credit will be made available to Brio or that, if available, such credit would be made available on terms favorable to Brio.

   Net cash used in operating activities was $2.3 million for the nine months ended December 31, 2000 and $4.6 million for the nine months ended December 31, 1999. The decrease of $2.3 million was due to changes in operating assets and liabilities of approximately $9.1 million, offset by decreases in net losses of approximately $6.8 million.

   Net cash used in investing activities was $11.6 million for the nine months ended December 31, 2000, consisting primarily of $20.3 million for purchases of property and equipment for its new facility, offset by $7.8 million of sales of short-term investments, net of purchases and $890,000 of proceeds from the sale of property and equipment. Net cash used in investing activities was $10.6 million for the nine months ended December 31, 1999, consisting primarily of $6.3 million for the purchase of short-term investments, net, and approximately $4.3 million for the purchase of property and equipment, net.

   Net cash provided by financing activities was $6.4 million for the nine months ended December 31, 2000 consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $4.7 million for the nine months ended December 31, 1999, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders, net of repayments of notes payable.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and we cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of approximately $10.9 million in fiscal 2000, $753,000 in fiscal 1999 and $15.7 million in fiscal 1998. Brio incurred a net loss of approximately $9.0 million during the nine months ended December 31, 2000. As of December 31, 2000, Brio had stockholders' equity of approximately $25.5 million.

   Brio anticipates increased operating expenses and a variable rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain the same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In particular, during the three and nine months ended December 31, 2000, Brio found that the sales cycle for its products has significantly lengthened compared to previous quarters due to large-scale deployments of its software. Such deployments have become more prevalent and take longer to evaluate, implement and close than transactions in Brio's historical experience. In addition, Brio will likely increase its operating expenses significantly in fiscal 2001. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

   During the three and nine months ended December 31, 2000, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that deals for large-scale deployments of its products, which have become more prevalent, have a longer sales cycle than smaller implementations. In addition, the mix of license and service revenues varied significantly when compared to historical experience.

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

   Our management team has limited prior experience together. Brio hired a new president and chief executive officer and other key members of management subsequent to December 31, 2000. Because our management team has limited experience working together, they may not effectively manage our operations. Management ineffectiveness may disrupt our entire business operation, distract our employees and impair our ability to execute our strategy.

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

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, resellers, system integrators and distributors accounted for approximately 26% of total revenues in fiscal 2000, 21% of total revenues in fiscal 1999 and 24% of total revenues in fiscal 1998. Revenues from VARs, resellers, system integrators and distributors were 22% of total revenues for the three months ended December 31, 2000 and 21% of total revenue for the nine months ended December 31, 2000. Revenues from VARs, resellers, system integrators and distributors may not increase as a percentage of total revenues or in absolute dollars in the future periods, which could hurt Brio's profitability.

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

  .  analytic application vendors such a E.piphany; and

  . other companies that may in the future announce offerings of Decision Platform software.

   These competitors may be able to respond more quickly than Brio to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies enter into the Decision Platform market and new products and technologies are introduced. Brio will compete on the basis of the following factors:

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

  . seasonal reductions in business activity during the summer months in Europe; and

  .  potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio recorded a gain of approximately $141,000 for the three months ended December 31, 2000 and incurred a loss of $287,000 for the nine months ended December 31, 2000 relating to foreign currency translations resulting from intercompany receivables from foreign subsidiaries.

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

   The market may not accept Brio's products, which would reduce revenues, growth and profitability. Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for Decision Platform products to develop, or failure of enterprise-wide implementations of Brio's products to achieve broad market acceptance, could materially harm Brio's business, operating results and financial condition. Enterprise-wide sales efforts also tend to result in longer sales cycles. See risk factor "Because the sales cycle for Brio products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly." To date, Brio's selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide Decision Platform solutions or of its products and capabilities, nor have most companies deployed Decision Platform solutions on an enterprise-wide basis. Brio's efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for Decision Platform solutions or acceptance of Brio's products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, Brio had $14.2 million of cash and cash equivalents with a weighted average variable rate of 5.4% and $3.9 million of short-term investments with a weighted average variable rate of 6.7%.

   Brio mitigates default risk by attempting to invest in high quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

   Brio currently has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. Brio currently has no short-term or long-term debt outstanding.

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At December 31, 2000 there were no outstanding foreign currency exchange contracts.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

   Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

  Not applicable.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

   Not applicable.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits:

    10.18 Secured Promissory Note between Brio and Yorgen Edholm and Katherine Glassey.

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

Date: February 14, 2001