Form 10-K
period 2001-03-31
BRIO TECHNOLOGY INC
filed 2001-06-29
CIK 1056294

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

  For the fiscal year ended March 31, 2001

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

                         Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES [X] NO [_] ; (2) YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $86,651,229 as of June 25, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 29,213,746 shares of the registrant's Common Stock issued and outstanding as of June 25, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 23, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   Certain statements in this Annual Report on Form 10-K, including, but not limited to, certain statements contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Brio to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to Brio on the date hereof, and Brio assumes no obligation to update any such forward-looking statements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Operating Results."

Item 1. Business.

Overview

   Brio Technology, Inc. (Brio) delivers an analytic software platform that enables companies to drive better business decisions by leveraging their existing information technology (IT) infrastructures and information systems. The Brio Business Performance Platform(TM) helps drive an organization's business performance, allowing it to be more competitive, customer-centric and responsive to the changing demands of business. The Brio Business Performance Platform expands business intelligence beyond advanced query and analysis technologies to include powerful information delivery through enterprise-class reporting and executive dashboards, all with ease of experience and scalability. Brio solutions empower organizations to find, access, share, manage and exchange information with employees, partners and customers through an Internet-enabled enterprise.

   Brio products and services are available through direct sales and professional services organizations located in the United States, Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong, Australia and more than 40 countries worldwide through value added resellers (VARs), private label partners (PLPs), resellers, system integrators and distributors. See Note 4 of Notes to Consolidated Financial Statements for additional information about geographic revenue.

   Brio currently serves thousands of organizations worldwide with over 4,000 installed sites. Brio counts more than half of the Fortune 100 as customers. Brio's broad customer base includes Alaska Airlines, AT&T, the Boeing Company, British Telecom, California State University System, Carrefour, Compaq Computer Corp., Dell Computer, Fidelity Investments, Hewlett-Packard, Hoffman LaRoche, IBM, Merrill Lynch, Motorola, Sun Microsystems, United Pan Europe Communications and Yale University.

Industry Background

   In today's increasingly competitive markets, organizations in every industry are seeking to improve the business professional's ability to make timely, fact-based business decisions. The key to achieving this goal is the effective use of business information across the organization. While many organizations have spent considerable effort and resources over the past decade to collect, organize and distribute data, few have been able to put it to use effectively. Over the past few years, the Web has opened up a new channel of information delivery.

   Today, companies are looking to take advantage of the Web to provide users with a streamlined solution for tracking key indicators that drive business performance. The use of the Web has not only transformed how information is produced and distributed within an organization, but has also enabled organizations to extend access to information to their business partners and customers. Companies are now working together towards a common objective and sharing operating information via the Web for increased efficiencies and better perspective into their businesses.

Brio Solution

   The Brio Business Performance Platform is Brio's flagship offering which provides a complete solution that integrates business intelligence, enterprise reporting, information delivery and analytic applications. This offering takes the entire enterprise into account--supporting traditional "brick-and-mortar" business requirements as well as the demands of e-business models. It is designed to meet the complete range of decision making needs--including internal employees as well as external customers, vendors and business partners. It aims to increase the business value of enterprise information by empowering everyone in the enterprise to easily access and utilize the information they need to help drive better business decisions.

   The Brio Business Performance Platform delivers ease of use for both business decision makers and IT staff by providing:

  . an intuitive, easy to understand and use interface;

  . a personalized experience for each end user;

  . adaptability for individual work styles and information needs;

  . real-time interaction with information for greater understanding; and

  . streamlined implementation, administration and maintenance.

   Beyond ease-of-use, the Brio Business Performance Platform fulfills the performance requirements of large enterprise deployments by:

  . being scalable in multiple dimensions from individual work groups to the entire enterprise, from bytes to terabytes of data, from one to hundreds of database and application servers, and from one to thousands of users; and

  . providing distributed processing and operations across a broad range of platforms and data sources.

   The Brio Business Performance Platform supports information delivery and analysis requirements for users throughout the enterprise, at every level of experience, technological sophistication and security clearance. Brio's solutions facilitate business intelligence by:

  . enhancing the value of existing enterprise information;

  . leveraging customers' information assets and infrastructure, including
    ERP, SFA and CRM applications, data marts and data warehouses; and

  . empowering personnel, at every level of the enterprise as well as externally, to find, use and publish information that contributes to the company's success.

Brio Strategy

   Brio's strategy is be a leading provider of analytic software platforms for both traditional Fortune 1000 companies and emerging e-business companies. Brio's Business Performance Platform enables companies to achieve breakthrough business performance, using information--inside and outside the firewall--to be more competitive, customer-centric and responsive to the changing demands of business. The following are key elements of Brio's strategy:

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

   Broaden Distribution Channels. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong and Australia. In addition, Brio has sold its products worldwide through VARs, PLPs, resellers, system integrators and distributors. Brio intends to grow its direct sales organization to intensify its coverage of large organizations and to augment its telesales operation to cover smaller organizations. In addition, Brio will continue to both leverage and grow its existing network of VARs, PLPs, resellers, system integrators and distributors to expand its indirect distribution channel worldwide.

   Expand Product Deployments at Existing Customer Sites. Brio's products and related services are designed to enable its customers to deploy business intelligence throughout their organizations. Although most organizations initially deploy Brio's products on a departmental or pilot basis, Brio believes that initial customer success with this deployment can lead to significant opportunities for larger scale adoption of Brio's products within the organization. Brio intends to focus its sales and services efforts on large organizations seeking large-scale analytic deployments as well as making initial customer pilots or deployments successful.

   Leverage Industry Relationships. To accelerate the adoption of Brio's products as a standard Enterprise Decision Platform, Brio has formed strategic relationships that provide for enhanced compatibility with partner technologies and increased market exposure and sales opportunities for Brio's products and services. Brio's partners include industry-leading providers of software and hardware, such as IBM, Microsoft and Oracle, that complement Brio's product and service offerings. Brio also partners with a wide range of training, implementation and application development service providers. Brio's strategic relationships can, among other things, consist of:

  . participation in various sales and marketing initiatives sponsored by these companies, including joint presentations at industry trade shows and conferences; and

  . agreements to support certain technology standards promoted by these companies.

   Increase International Presence. Outside of the United States, Brio has:

  . direct sales offices in Canada, Brazil, the United Kingdom, France,
    Germany, Belgium, Japan, Singapore, Hong Kong and Australia;

  . established distributor relationships in more than 40 countries, including, Italy, The Netherlands and South Africa; and

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

Products and Technology

   Brio offers a set of technologies that create an integrated analytic platform called the Brio Business Performance Platform. The Brio Business Performance Platform is designed to meet the entire range of business intelligence requirements of companies who need to provide decision processing and self-service business intelligence to a broad constituency of individuals, including employees, customers and business partners. The Brio Business Performance Platform product functionality includes enterprise reporting, analytical reporting, ad hoc query and on-line analytical processing (OLAP), information delivery, as well as tools for building and deploying a wide range of custom built analytic applications.

   All of the products within the Brio Business Performance Platform are designed to deliver enterprise-caliber scalability, performance and ease of experience to users.

   The major benefits of the Brio Business Performance Platform include the ability to:

  . provide universal access to all information sources, including: data stored and maintained in data warehouses and data marts; ERP, SFA and CRM systems and other corporate or departmental applications; as well as documents, spreadsheets and other unstructured data;

  . support the delivery of information and content across the entire Web-enabled enterprise;

  . support the needs of both decision makers and the IT staff; and

  . implement a single-source solution that supports the development and delivery of a wide-range of decision-processing applications, from personal query and reporting applications to strategic analytic applications.

   The Brio Business Performance Platform is comprised of the following product line solutions:

  . Brio.Enterprise, Brio's integrated business intelligence suite;

  . Brio.Report, Brio's enterprise reporting technology;

  . Brio.Portal, Brio's portal technology; and

  . Brio.Inform and Brio.Impact, Brio's packaged analytic applications for strategic business analysis, revenue optimization and performance management.

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

   Web-based Products. Brio's Web-based client products provide users with a wide range of report, query and analytical capabilities within standard Web browsers. Together with Brio's server-based products, they enable organizations to deploy software that facilitates simplified administration and maintenance. Brio's Web-based products include:

  . Brio.Insight employs the same user-interface as BrioQuery and delivers interactive query, analysis, reporting, charting and analytical capabilities inside a standard Web browser. Whether connected to the Web, to the Brio Enterprise Server or operating without connection, Brio.Insight enables users to go beyond viewing static reports to perform independent analysis and reports on the delivered information;

  . Brio.Quickview enables organizations to deliver a portfolio of "view only" analytic applications and reports to users through a Web browser. These portfolios can include fully formatted reports with color, highlights, charts and tables. When used in conjunction with the BrioEnterprise Server, Brio.Quickview provides users with the option to query the database live, retrieving data that is used to create their portfolio or to limit the view based on a set of criteria; and

  . Brio.Freeview provides the same functionality as Brio.Quickview but allows the online display and printing of pre-built reports, with no analysis capabilities, and prohibits the ability to reach-through to the database to retrieve fresh data.

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

  . OnDemand Server is a Web-based application server, which offers both mobile and desktop users easy and secure access to a variety of data sources. Users log on to the OnDemand Server to retrieve a personalized list of reports and analysis packages they have privileges to access. With the OnDemand Server adaptive reporting feature, IT departments can determine on a report-by-report basis the level of Brio.Insight and Brio.Quickview functionality and interactivity that a particular user is allowed. Additionally, the OnDemand Server (optionally) allows users to author and run database queries over the Web. The server can then pre-build reports and transmit them to Brio's Web-based client products, Brio.Insight, Brio.Quickview and Brio.Freeview. The OnDemand Server also automates the installation and maintenance of Brio's Web client software.

Brio.Report

   Brio.Report is a high-volume, high-performance server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from Brio.Report can range from high-volume printed reports to highly interactive reports delivered via the Web and wireless devices. Brio.Report consists of Brio.Report Builder, Brio.Report SQR Server, Brio.Report Viewer and Brio.Report Activator, as described below:

  . Brio.Report Builder is a powerful and flexible graphical report development environment enabling users to rapidly create enterprise reports via an easy point-and-click interface. Users can quickly build personalized reports such as visual analysis, with minimal assistance from their IT personnel;

  . Brio.Report SQR Server is a powerful report processing and data manipulation technology for high-performance reporting providing native access to over 75 combinations of databases and operating environments;

  . Brio.Report Viewer is a utility for viewing end-user reports; and

  . Brio.Report Activator is a set of integration components and ActiveX controls designed to enable developers to add extensive, flexible data-access and reporting features to commercial and custom Microsoft Windows applications, allowing users of those applications to pull information from databases easily and quickly.

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

Brio.Inform

   Brio.Inform is a customizable analytic application that captures and automates best practices and analytic methods for optimizing business performance. Brio.Inform automates the time-consuming and complex process of data extraction and analysis to enable users in an organization to access information and make more informed decisions. The Brio.Inform solution is built with proven metrics to conduct in-depth performance analysis and also can be customized to embed top performance methodology directly into the application. Its key features include:

  . powerful analytics which feature cross-functional dashboards that deliver real-time business views to give companies insight into revenue, customers, products and business channels;

  . intuitive dashboards that are easy to use and learn. A web based "point-and-click" interface delivers information access and analysis to users, making it easier for people to look into key metrics in their enterprise;

  . a customizable product architecture that includes a core of powerful analytic components and configuration tools; and

  . out-of-the-box business modules for sales, marketing and supply chain applications for use in a number of business functions and vertical industries.

Brio.Impact

   Brio.Impact is a Revenue Performance Optimization (RPO) software application designed specifically for global corporations that need to manage healthy, top-line growth in the environment of changing product, market and business needs. Brio.Impact produces insight into a company's revenue stream enabling users to find new opportunities to generate more revenue out of their existing business. Unlike other analytic applications, Brio.Impact provides specialized metrics that help companies track and manage the top-line. Its key features include:

  . sophisticated content in the form of business rules and metrics for sales, marketing, product management and finance to help manage the revenue generation process;

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

Platforms

   Brio's business intelligence solutions, information delivery, enterprise reporting solutions and analytic applications are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HP-UX and Sun Solaris). Brio's client products currently operate on a number of operating systems including Windows (95, 98, 2000 and NT), PowerMac and UNIX (AIX, HP-UX and Sun Solaris). Brio's products provide native, ODBC, DB2 and OLEDB connectivity to a variety of data sources including relational database management systems such as Oracle, DB2, SQL Server and Adaptive Server, non-relational database management systems such as Hyperion Essbase, Microsoft On-line Analytical Processing Services and Informix Metacube.

Sales and Marketing

   Sales. To date, Brio has sold its products primarily through its direct sales and services organizations located in the United States, Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong and Australia, and has sold its products worldwide through VARs, PLPs, resellers, system integrators and distributors. The direct sales process involves the generation of sales leads through direct mail, e-mail, seminars and telemarketing, or requests for proposals from prospects. Brio's field sales force conducts multiple presentations and demonstrations of Brio's products to management and users at customer sites as part of the direct sales effort. Sales cycles typically range from three to nine months. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with Brio's VARs, PLPs, resellers, system integrators and distributors. The direct sales force supports local partners and engages in joint sales efforts with partners, while the channel sales organization provides channel management.

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, PLPs. resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 21% of total revenues in fiscal 2001, 26% of total revenues in fiscal 2000 and 21% of total revenues in fiscal 1999.

   Brio intends to grow its direct sales organization and its telesales operation to serve smaller organizations. In addition, Brio will realign and grow its channel sales organization to develop new market opportunities and to continue to leverage and grow its existing network of VARs, PLPs, resellers, system integrators and distributors to expand its indirect distribution channel worldwide. Brio currently expects that it will fund such expansion out of its working capital. Brio's agreements with its VARs and PLPs generally provide for the right to resell a customized version of Brio's products in conjunction with sales of the VARs and PLPs products or services. Brio typically offers its VARs a purchase discount to incent the VARs to sell Brio's products. Brio's agreements with its distributors generally require that such distributors make certain minimum purchases of Brio's products, none of which minimum purchases are material in amount either individually or in the aggregate. Brio does not typically grant exclusive sales territories to its distributors.

   Marketing. Brio is focused on building market awareness and acceptance of Brio and its products, as well as developing strategic partnerships. Brio has a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence and broad-scale marketing programs in conjunction with key local and global partners. Brio's corporate marketing strategy includes public relations activities, a conference and trade show speakers program, as well as programs to work closely with key analysts and other influential third parties. Brio's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. Brio has effectively used local, regional and Web-based seminars to assist prospects in selecting Brio's solutions. Brio has used the Web to further interest in Brio's products and services and help with the lead generation process to improve the quality of the leads that it provides to the sales organization. Brio has invested in building a partner and channel marketing function which helps to recruit, train, support and conduct cooperative marketing with technology partners, consultants, VARs, resellers, system integrators and distributors. These programs help to foster strong relationships between Brio and its various partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

   Brio's sales and marketing organization consisted of 268 full-time employees as of March 31, 2001. The sales and marketing staff is based at Brio's corporate headquarters in Santa Clara, California. Brio also has field sales offices in the metropolitan areas of Chicago, New York, San Francisco, Columbus, Seattle, Boston, Denver, Irvine, Atlanta, Washington D.C. and Dallas, as well as international sales offices in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong and Australia.

Research and Development

   Brio's internal research and development teams have created the products that have been the basis for Brio's success, and Brio intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. Brio believes that its future success will, in large part, depend on its ability to maintain and improve current products and to develop new products that meet the needs of the market. Product requirements are based on customer feedback, customer support experience, market analysis and technology trends. Brio employs a professional development methodology that constantly monitors customer satisfaction, quality, cost and delivery schedules. As of March 31, 2001, Brio's research and development organization consisted of 146 full-time employees.

Customer Support

   Brio believes that high quality, real-time customer support is a value-add to the successful marketing and sale of its products. Maintenance and support contracts, which are generally for twelve months and offered with an initial license, may be renewed annually and are typically set at a percentage of the total license fee. A large portion of Brio's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades at no additional cost, when available, unlimited access to Brio's Web-based Customer Support information and request system and direct assistance from the Customer Support hotline. Customers purchasing maintenance have several programs to choose from that provide value-add options based on their business needs.

   Customers submit their assistance requests directly into Brio's case tracking database via the web or a Customer Support engineer records the request in the database at the time of the call to the hotline. Brio's Web-based support services include access to frequently asked questions, a patch download area and an interface to the case-tracking database, which allows customers to view the status of any of their current cases on-line. In addition, to improve user access to explanatory materials, Brio provides on-line documentation with all of its products. Among other things, such documentation includes detailed explanations of product features as well as problem-solving tips.

   Brio is planning a deployment of Siebel Service during fiscal 2002 which is designed to improve customer support by providing better visibility of all customer interactions with the company, improved case tracking and pattern matching of similar support issues across customers. The Siebel Service implementation will include a direct integration with product development's Rational program to allow visibility into development efforts on an ongoing basis and thus provide a tight collaborative relationship with that organization. As of March 31, 2001, Brio's services and support organization consisted of 153 full-time employees located in facilities around the world.

Competition

   Brio's market is still developing. The business intelligence, enterprise reporting, information delivery and analytic applications markets are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Brio's current and potential competitors offer a variety of software solutions and generally fall within several categories:

  . business intelligence software vendors such as Cognos, Business Objects, Crystal Decisions and Hummingbird;

  . vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;

  . portal software vendors, such as Plumtree, Viador and Portal Software;

  . database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Ardent;

  . analytic application vendors such as E.piphany; and

  . other companies that may in the future announce offerings similar to the Brio Business Performance Platform.

   Brio's competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. Brio has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than Brio. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies develop business intelligence software and analytics products and technologies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect Brio's business, operating results and financial condition.

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

   Because trade secret and copyright laws afford only limited protection, Brio also seeks to protect its software, documentation and other written materials under patent laws. Brio currently has one United States patent and twelve pending patent applications. These pending patent applications may not result in the issuance of patents. Our issued patent and any additional patents may not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to our technology or design around our patent or any other patent that Brio may come to own.

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

  . be time-consuming to defend;

  . result in costly litigation;

  . divert management's attention and resources;

  . cause product shipment delays; or

  . require Brio to enter into royalty, settlement or licensing agreements at substantial costs.

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

Employees

   As of March 31, 2001, Brio had 661 full-time employees, including 268 in sales and marketing, 153 in services and support, 146 in research and development and 94 in general and administrative functions. Brio's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace. Brio has employment contracts with six members of its executive management personnel and does not maintain "key person" life insurance for any of its executive management.

   Brio believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that Brio will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on Brio's business, operating results and financial condition. In particular, Brio has, from time to time, experienced and may continue to experience significant turnover of its sales and marketing force, due principally to the intensely competitive market for such personnel and changes in management. Such turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive members of Brio's sales force.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of Brio and their ages as of June 25, 2001 are as follows:

     Name                Age                          Position(s)
     ----                ---                          ----------
Craig D. Brennan........  42 President, Chief Executive Officer and Director
Donald Beck.............  45 Executive Vice President, Worldwide Sales
Todd Davis..............  41 Executive Vice President, Worldwide Operations
Jim Guthrie.............  50 Executive Vice President, Product Development
Brian Gentile...........  38 Chief Marketing Officer
Tamara MacDuff..........  43 Chief Financial Officer and Executive Vice President, Finance

   Craig D. Brennan joined Brio as its President and Chief Executive Officer and Director in January 2001. Prior to joining Brio, Mr. Brennan was a senior vice president Customer Relationship Management (CRM) at Oracle Corporation. Before that, he was a partner at Deloitte Consulting, where he built and managed the Global Siebel CRM Practice. Additional experience includes being a senior vice president of Marketing for BACG/Armature, a U.K. based Warburg Pincus software company. Mr. Brennan holds an MBA in marketing and management policy from the Kellogg Graduate School of Management, Northwestern University and a BA in economics and political science from the University of Michigan.

   Donald Beck joined Brio as its Executive Vice President, Worldwide Sales in March 2001. Prior to joining Brio, Mr. Beck held a number of executive-level positions at J.D. Edwards & Company. Most recently, Mr. Beck was vice president of sales for strategic products, responsible for the 2001 sales execution of all J.D. Edwards' strategic product initiatives. Before J.D. Edwards, Mr. Beck was vice president of Peritus Software Services, a publicly held company and market leader in software maintenance outsourcing and mass change technologies. Prior to Peritus, Mr. Beck spent 18 years in a number of managerial sales and marketing roles at International Business Machines (IBM) Corporation. Mr. Beck holds a MBA from Miami University of Ohio and a BS from Michigan State University.

   Todd Davis joined Brio as its Executive Vice President, Worldwide Operations in May 2001. Prior to joining Brio, Mr. Davis was vice president of CRM global operations at Oracle Corporation, where he was responsible for guiding Oracle's entry into the global CRM market. Before Oracle, Mr. Davis was senior vice president of operations at Staff Leasing, Inc. Prior to joining Staff Leasing, Inc., Mr. Davis held executive and managerial positions at The Home Shopping Network, Lucent Technologies, Northwest Airlines and Honeywell, Inc. Mr. Davis holds a BA in Liberal Arts with an emphasis in organizational development from the University of Minnesota.

   James Guthrie joined Brio as Executive Vice President, Product Development in June 2001. Prior to joining Brio, Mr. Guthrie was vice president of Service and Contracts Applications Development within the CRM Division at Oracle Corporation. Before Oracle, Mr. Guthrie was director of development at SAP Labs, Inc. and senior program manager at Raytheon Inc., where he was responsible for numerous software and hardware development projects. Mr. Guthrie holds a MBA from Texas Tech University and a BS in electrical engineering from the University of North Dakota.

   Brian Gentile joined Brio as its Chief Marketing Officer in June 2001. Prior to joining Brio, Mr. Gentile was a marketing executive at Ariba Technologies, Inc. Before Ariba, Mr. Gentile was the chief technical officer of Java Software at Sun Microsystems, Inc. He also held marketing, development and sales positions at Apple Computer, Inc. Mr. Gentile holds a MBA and a BA in business administration from the University of Arizona at Tucson.

   Tamara MacDuff joined Brio in 1992 and is currently the Chief Financial Officer and Executive Vice President, Finance. Prior to joining Brio, she was a consultant with a public accounting firm providing business advisory services. Ms. MacDuff holds a bachelor's degree in finance with a minor in accounting from San Jose State University. Ms. MacDuff is also a Certified Public Accountant.

Item 2. Properties.

   Brio's principal executive offices are located in Santa Clara, California where Brio leases approximately 141,000 square feet under a lease that expires in May 2010. Brio also leases space (typically less than 5,000 square feet per location) in various geographic locations primarily for sales and support personnel. Brio believes that its current facilities are adequate to meet its needs through the end of fiscal 2002, at which time Brio may need to lease additional space.

   Brio was incorporated in California in February 1989 and was reincorporated in Delaware in April 1998. Its principal executive offices are located at 4980 Great America Parkway, Santa Clara, California 95054. Its telephone number at that location is (408) 496-7400.

Item 3. Legal Proceedings.

   On January 20, 1997, Business Objects filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, Brio filed an action against Business Objects in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects' products infringe U.S. Patent Number 5,915,257. On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Objects' pending patent litigation against Brio involving a patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 quarters with the first payment due September 30, 1999. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Brio's Common Stock has been traded on the NASDAQ National Market since its initial public offering on May 1, 1998. As of April 1, 2000, Brio changed its symbol from "BRYO" to "BRIO." Brio has never declared or paid cash dividends on its capital stock. It currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of Brio's primary credit facility prohibit the paying of dividends without the lender's consent.

   The following table sets forth the high and low sales prices of Brio's Common Stock as reported by the NASDAQ National Market for each fiscal quarter in the two-year period ended March 31, 2001:

                                                                    High   Low
                                                                   ------ ------
   Fiscal 2001
   First Quarter.................................................. $37.06 $13.13
   Second Quarter................................................. $21.38 $ 5.88
   Third Quarter.................................................. $11.00 $ 2.63
   Fourth Quarter................................................. $15.31 $ 4.38
   Fiscal 2000
   First Quarter.................................................. $21.00 $11.25
   Second Quarter................................................. $24.75 $12.81
   Third Quarter.................................................. $64.50 $18.50
   Fourth Quarter................................................. $54.00 $27.06

Item 6. Selected Financial Data.

   In August 1999, Brio completed its merger with SQRIBE Technologies Corp. ("SQRIBE") in a transaction accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated for all periods presented, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. Restated historical consolidated financial statements combine the SQRIBE results for the fiscal year ended December 31, 1998 with Brio's results for the year ended March 31, 1999. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet of Brio at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. See
Note 3 of Notes to Consolidated Financial Statements for additional information and disclosure.

   The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 2001, 2000 and 1999, and the selected consolidated balance sheet data as of March 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Brio appearing elsewhere in this Report. The selected consolidated statements of operations data for the years ended March 31, 1998 and 1997, and the selected consolidated balance sheet data as of March 31, 1999, 1998 and 1997, are derived from the audited Consolidated Financial Statements of Brio not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

                                          Years Ended March 31,
                                ----------------------------------------------
                                  2001      2000     1999      1998     1997
                                --------  --------  -------  --------  -------
                                  (In thousands, except per share data)
Consolidated Statements of
 Operations Data:
Total revenues................  $149,974  $132,036  $85,686  $ 51,895  $31,383
Loss from operations..........    (9,206)  (10,315)  (1,767)  (15,694)  (8,618)
Net income (loss).............    (9,650)  (10,910)     163   (15,723)  (8,624)
Net loss applicable to common
 stock........................    (9,650)  (10,910)    (753)  (15,723)  (8,624)
Basic net loss per share......  $  (0.34) $  (0.43) $ (0.04) $  (1.22) $ (0.66)
Shares used in computing basic
 net loss per share...........    28,335    25,261   19,984    12,871   13,018
Consolidated Balance Sheets
 Data:
Cash, cash equivalents and
 short-term investments.......  $ 15,328  $ 33,404  $35,311  $  7,326  $ 4,020
Total assets..................    88,204    85,864   68,260    29,423   17,947
Other noncurrent liabilities
 and redeemable common stock..       --      2,903    3,110       344      516
Stockholders' equity
 (deficit)....................    26,367    28,126   26,288    (1,264)     152

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

Overview

   Brio Technology, Inc. (Brio) delivers an analytic software platform that enables companies to drive better business decisions by leveraging their existing IT infrastructures and information systems. The Brio Business Performance Platform drives an organization's business performance, allowing it to be more competitive, customer-centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio had an accumulated deficit of approximately $58.1 million as of March 31, 2001. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

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

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with VARs, PLPs, resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, PLPs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 21% of total revenues for fiscal 2001, approximately 26% of total revenues for fiscal 2000 and approximately 21% of total revenues for fiscal 1999. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, PLPs, resellers, system integrators and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. Brio has, in the past and may in the future, chosen to grant greater license discounts and discounts on other elements, such as training and consulting, for sales of site licenses. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong and Australia, and indirectly through established distribution relationships in more than 40 countries, including Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom, China and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented approximately 20% of total revenues for fiscal 2001 and approximately 18% of total revenues for fiscal 2000 and fiscal 1999. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

Results of Operations

   The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands, except per share amounts):

                                    Fiscal 2001                         Fiscal 2000
                          ----------------------------------  ---------------------------------
                            4TH      3RD      2ND      1ST      4TH     3RD     2ND       1ST
                          -------  -------  -------  -------  ------- ------- --------  -------
Total revenues..........  $44,205  $38,858  $33,886  $33,025  $39,622 $34,179 $ 30,656  $27,579
Total cost of revenues..  $ 8,574  $ 7,863  $ 7,742  $ 7,001  $ 5,631 $ 5,152 $  4,661  $ 4,645
Gross profit............  $35,631  $30,995  $26,144  $26,024  $33,991 $29,027 $ 25,995  $22,934
Net income (loss)
 applicable to common
 stock..................  $  (623) $  (260) $(4,312) $(4,455) $ 4,954 $ 3,129 $(17,472) $(1,521)
Net income (loss) per
 basic share............  $ (0.02) $ (0.01) $ (0.15) $ (0.16) $  0.18 $  0.12 $  (0.66) $ (0.07)
Net income (loss) per
 diluted share..........  $ (0.02) $ (0.01) $ (0.15) $ (0.16) $  0.16 $  0.10 $  (0.66) $ (0.07)

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                             Years Ended
                                                              March 31,
                                                            ------------------
                                                            2001   2000   1999
                                                            ----   ----   ----
Consolidated Statements of Operations Data:
Revenues:
  License fees.............................................  59 %   68 %   68 %
  Services.................................................  41     32     32
                                                            ---    ---    ---
    Total revenues......................................... 100    100    100
Cost of revenues:
  License fees.............................................   3      2      3
  Services.................................................  18     13     12
                                                            ---    ---    ---
    Total cost of revenues.................................  21     15     15
                                                            ---    ---    ---
Gross profit...............................................  79     85     85
Operating expenses:
  Research and development.................................  17     15     16
  Sales and marketing......................................  58     50     57
  General and administrative...............................  10     10     12
  In-process research and development......................  --     --      2
  Non-recurring operating expenses.........................  --     17     --
                                                            ---    ---    ---
    Total operating expenses...............................  85     92     87
                                                            ---    ---    ---
Loss from operations.......................................  (6)    (7)    (2)
Interest and other income (expense), net...................  --     --      3
                                                            ---    ---    ---
Income (loss) before provision for income taxes............  (6)    (7)     1
Provision for income taxes.................................  --     (1)     1
                                                            ---    ---    ---
Net income (loss)..........................................  (6)    (8)    --
Increase in redemption value of redeemable common stock....  --     --     (1)
                                                            ---    ---    ---
Net loss applicable to common stock........................  (6)%   (8)%   (1)%
                                                            ===    ===    ===

Fiscal Years Ended March 31, 2001, 2000 and 1999

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues increased $17.9 million or 14% in fiscal 2001 when compared to fiscal 2000 and $46.4 million or 54% in fiscal 2000 compared to fiscal 1999. The increases were primarily due to increased license revenue and related maintenance and support revenue.

   Revenues by geographic location were as follows:

                                                         Years Ended March 31,
                                                       -------------------------
                                                         2001     2000    1999
                                                       -------- -------- -------
   Revenues by Geography:
     Domestic......................................... $119,919 $107,779 $70,097
     International....................................   30,055   24,257  15,589
                                                       -------- -------- -------
       Total revenues................................. $149,974 $132,036 $85,686
                                                       ======== ======== =======

   Revenues from international sources increased $5.8 million or 24% in fiscal 2001 compared to fiscal 2000 and $8.7 million or 56% in fiscal 2000 compared to fiscal 1999. The increases were primarily due to increased demand for Brio products in Europe and Asia as Brio continued to expand direct and indirect sales efforts in these areas. See Note 4 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

   License Fees. Revenues from license fees decreased $1.5 million or 2% in fiscal 2001 compared to fiscal 2000 and increased $31.4 million or 54% in fiscal 2000 compared to fiscal 1999. The decrease in fiscal 2001 compared to fiscal 2000 was primarily due to the lengthening of the sales cycle for large-scale deployments of Brio's products. The increase in fiscal 2000 compared to fiscal 1999 were due to growing sales to new customers--approximately $10.3 million of the increase--and increased follow-on sales to existing customers-- approximately $21.1 million of the increase.

   Services. Service revenues increased $19.4 million or 46% in fiscal 2001 compared to fiscal 2000 and $15.0 million or 55% in fiscal 2000 compared to fiscal 1999. The increases were due to an increase in maintenance and support revenues--approximately $12.4 million of the increase in fiscal 2001 and approximately $9.9 million of the increase in fiscal 2000--and an increase in training and consulting revenues related to Brio's installed customer base-- approximately $7.0 million of the increase in fiscal 2001 and approximately $5.1 million of the increase in fiscal 2000.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees increased $398,000 or 12% in fiscal 2001 compared to fiscal 2000 and $672,000 or 26% in fiscal 2000 compared to fiscal 1999. The increases in absolute dollars in fiscal 2001, 2000 and fiscal 1999 were primarily due to the mix of customers purchasing master disks relative to customers purchasing "shrink-wrapped" product. Cost of revenues from license fees may vary between periods due to the mix of master disks versus "shrink-wrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services increased by $10.7 million or 64% in fiscal 2001 compared to fiscal 2000 and $6.4 million or 61% in fiscal 2000 compared to fiscal 1999. The increases were due principally to increases in personnel and related costs resulting from qBrio's expansion of its support services in response to increased demand for maintenance and support and training and consulting services--approximately $7.7 million of the increase in fiscal 2001 and approximately $4.1 million of the increase in fiscal 2000--and increases in the use of outside consultants for training and consulting services--approximately $3.0 million of the increase in fiscal 2001 and approximately $2.3 million of the increase in fiscal 2000. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $6.4 million or 32% in fiscal 2001 compared to fiscal 2000 and $6.2 million or 45% in fiscal 2000 compared to fiscal 1999. The increases from year to year were primarily due to increased personnel and related costs required to continue to develop new products and enhance existing products. Brio believes that significant investment in research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. Brio anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $20.2 million or 31% in fiscal 2001 compared to fiscal 2000 and $17.7 million or 37% in fiscal 2000 compared to fiscal 1999. The increases were attributable to the costs associated with the expansion of Brio's sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, France, Germany, Japan, Singapore, Hong Kong and Australia in addition to the expansion of the worldwide field sales organization which contributed approximately $13.5 million of the increase in fiscal 2001 and approximately $8.0 million of the increase in fiscal 2000. Higher sales commissions, bonuses and sales incentives associated with increased total revenues also contributed approximately $3.5 million of the increase in fiscal 2001 and approximately $6.1 million of the increase in fiscal 2000. Increased domestic and international marketing expenses, including marketing activities, personnel and related costs contributed approximately $3.2 million of the increase in fiscal 2001 and approximately $3.6 million of the increase in fiscal 2000. Brio believes that as it continues to expand its direct sales and pre-sales support organization and its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. These expenses are currently intended to be funded by Brio's working capital. In particular, Brio expects that sales compensation, travel and related expenses will increase significantly as Brio continues to increase the number of its direct sales personnel and its emphasis on direct field sales efforts. Brio expects sales and marketing expenses will continue to vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $1.4 million or 10% in fiscal 2001 compared to fiscal 2000 and $3.3 million or 31% in fiscal 2000 compared to fiscal 1999. The increase in fiscal 2001 was primarily attributable to increased personnel and related costs. The increase in fiscal 2000 was due to approximately $1.2 million in increased personnel and related costs, approximately $1.9 million of increased professional fees and approximately $200,000 in higher expenses associated with managing and supporting Brio's growth and facilities expansion. Brio expects that its general and administrative expenses will increase in absolute dollars as Brio expands its staffing to support expanded operations. Brio expects that such expenses will continue to vary as a percentage of total revenues.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $55,000 was expensed during fiscal 2001, approximately $155,000 was expensed during fiscal 2000, approximately $129,000 was expensed during fiscal 1999 and the balance will be expensed ratably over the next year as the options vest. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding deferred compensation.

   Purchased In-Process Research and Development. In connection with the acquisition of MerlinSoft, Inc. (MerlinSoft) in October 1998, Brio allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on future cash flows that have been adjusted by the project's completion percentage. While Brio relied upon an independent, third party appraisal of the acquired intangible assets, management was primarily responsible for estimating their fair values. At the acquisition date, the development of these projects had not yet reached technological feasibility due to issues involving the completion of scalability, performance and security functions and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess of the purchase price over identified intangible assets was approximately $600,000.

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

   The purchased in-process research and development consisted of two projects. Both of these projects are aimed at the delivery of timely, in-depth, sophisticated analytical applications. The first product provides data models for analysis in specific industries and functional areas, metric libraries, a Web-based client and the ability for business users to manage application components ("Analysis Product"). The second product includes in-depth modeling features for margin analysis and what-if scenarios to determine the impact of various decisions and parameters ("Modeling Product"). The research and development costs incurred by MerlinSoft in the development of the Analysis Product were approximately $298,000 in fiscal 1998 and approximately $4,000 in fiscal 1997. The research and development costs incurred by MerlinSoft in the development of the Modeling Product were approximately $34,000 in fiscal 1998. At the date of acquisition, the research and development costs to complete the Analysis Product were estimated by MerlinSoft to be approximately $855,000 in fiscal 2000 and 1999. At the date of acquisition, the research and development costs to complete the Modeling Product project were estimated by MerlinSoft to be approximately $933,000 in each of the fiscal years ending 2000 and 1999.

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

   As of March 31, 2001, Brio has successfully completed the Analysis and Modeling Products. MerlinSoft's results have not differed significantly from the forecast assumptions. Brio's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of the forecast assumptions. The risks associated with products are still considered high and no assurance can be made that the products will meet market expectations.

   Non-recurring operating expenses. Non-recurring operating expenses for fiscal 2000 are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of Brio's ongoing patent litigation with Business Objects as follows (in thousands):

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

   On September 9, 1999, Brio and Business Objects announced the settlement of a patent infringement action, pending in the U.S. District Court for the Northern District of California in San Jose, pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable quarterly in $1.0 million payments over 10 quarters, with the first payment due September 30, 1999. The $9.1 million of settlement costs represent the net present value of the quarterly payments and the remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses and realized gains or losses from the sale of investments, net of interest expense. Interest expense is comprised of interest charges relating to the Business Objects litigation settlement and interest incurred on Brio's bank line of credit. Interest and other income (expense), net, decreased $1.1 million in fiscal 2001 compared to fiscal 2000 and $1.9 million in fiscal 2000 compared to fiscal 1999, primarily due to interest charges relating to the Business Objects litigation settlement, lower cash, cash equivalent and short-term investment balances and a higher loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. See Note 2 of Notes to Consolidated Financial Statements for a description of foreign currency transactions and Brio's policy related to accounting for short-term investments.

Provision for Income Taxes

   The provision for income taxes of $100,000 in fiscal year 2001 consisted primarily of current income taxes generated from international operations. The provision for income taxes of $1,343,000 in fiscal 2000 and $747,000 in fiscal 1999 consisted primarily of Federal and state alternative minimum taxes as Brio utilized net operating loss carryforwards to offset current income taxes generated from domestic operations.

   At March 31, 2001, Brio has approximately $17,154,000 of Federal net operating loss carryforwards and approximately $16,188,000 of State net operating loss carryforwards both of which expire at various dates through 2021. Brio also has approximately $19,144,000 of Foreign net operating loss carryforwards, which expire at various dates through 2021 or carryforward indefinitely. In addition, Brio has Federal R&D tax credit carryforwards of approximately $2,787,000, State R&D tax credit carryforwards of approximately $1,723,000 and Federal alternative minimum tax credit carryforwards of approximately $247,000 which expire at various dates through 2021. Brio believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits and has therefore provided a valuation allowance for a significant portion of its deferred tax asset at March 31, 2001. These factors include a history of operating losses, recent increases in expense levels to support Brio's growth, the competitive nature of Brio's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to Brio based on actual and forecasted operating results. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for Brio's fiscal year beginning April 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

Liquidity and Capital Resources

   As of March 31, 2001, Brio had cash, cash equivalents and short-term investments of $15.3 million. In addition, Brio maintains a bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate. Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of March 31, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with the profitability covenant as of March 31, 2001, however, a waiver was obtained from the bank. The line expires on March 31, 2002. No amounts are outstanding under the line as of March 31, 2001.

   As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. Brio also assumed a $1.0 million equipment purchase line of credit under which a $500,000 letter of credit was outstanding to support a facilities lease. In December 2000 the letter of credit was cancelled. A new letter of credit in the amount of $300,000 was issued under the new Brio bank line of credit in May 2001.

   Net cash used by operating activities was $197,000 in fiscal 2001. Net cash generated by operating activities was $1.3 million in fiscal 2000 and $3.9 million in fiscal 1999. The increase in net cash used by operating activities in fiscal 2001 was primarily due to $3.0 million of unfavorable changes in the balances of operating assets and liabilities, offset by a $1.3 million decrease in net loss applicable to common stock. The decrease in net cash provided by operating activities in fiscal 2000 was primarily due to a $10.2 million increase in net loss applicable to common stock, offset by $7.6 million of favorable changes in the balances of operating assets and liabilities. The increase in fiscal 1999 was primarily due to a $15.1 million decrease in net loss applicable to common stock, offset by $10.1 million of unfavorable changes in the balances of operating assets and liabilities.

   Net cash used in investing activities was $16.1 million in fiscal 2001, consisting primarily of $26.4 million for the purchase of property and equipment, offset by approximately $9.4 million in sales of short-term investments, net of purchases, and $890,000 of proceeds from the sale of property and equipment. Net cash used in investing activities was $6.9 million in fiscal 2000, consisting of approximately $9.3 million for the purchase of property and equipment, offset by approximately $2.4 million in sales of short-term investments, net of purchases. Net cash used in investing activities was $20.1 million in fiscal 1999, consisting of approximately $4.1 million for the purchase of property and equipment, approximately $13.8 million for the purchase of short-term investments, net of sales and approximately $2.2 million for the purchase of MerlinSoft, net of cash acquired.

   Net cash provided by financing activities was $7.2 million in fiscal 2001, consisting of $6.8 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $433,000 of proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $6.0 million in fiscal 2000, consisting of approximately $6.7 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $1.3 million of proceeds from the repayment of notes receivable from stockholders, offset by approximately $2.0 million of repayments of notes payable. Net cash provided by financing activities was $29.9 million in fiscal 1999, consisting of approximately $33.3 million of proceeds from the issuance of common stock to employees under various incentive stock plans and the proceeds from Brio's initial public offering, offset by approximately $1.6 million for the issuance of notes to stockholders, net of repayments and approximately $1.8 million in net repayments of notes payable.

   Brio currently has no material commitments other than those under operating lease agreements. Brio has experienced a substantial increase in its capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to those of Brio, which transactions may require the use of cash. Management believes existing cash, cash equivalents and short-term investments will be sufficient to meet Brio's operating requirements for at least the next twelve months; however, Brio may sell additional equity or debt securities or obtain credit facilities to further enhance its position. The sale of additional securities could result in additional dilution to Brio's stockholders.

             RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

   We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21B and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into this annual report on Form 10-K by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. As of March 31, 2001, Brio had stockholders' equity of approximately $26.4 million.

   Brio anticipates increased operating expenses and a reduced rate of revenue growth in the future. Brio currently expects to increase its expenses, and our operating results will be harmed if increased revenues do not accompany these increased expenses. Brio may not sustain the same rate of sequential quarterly revenue growth it has experienced in the past in future periods. In addition, Brio will likely increase its operating expenses significantly in fiscal 2002. Brio currently intends to commit substantial financial resources to research and development, customer support and sales and marketing, including the continued expansion of its domestic and international direct sales force, third-party partnering relationships and Brio's domestic and international indirect channel sales organization. Brio also expects to increase staffing and systems infrastructure in order to support expanding operations.

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

   During fiscal 2001, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that deals for large-scale deployments of its products, which have become more prevalent, have a longer sales cycle than smaller implementations. In addition, the mix of license and service revenues varied significantly when compared to historical results.

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

   Brio has recently experienced difficulties in hiring highly qualified sales, engineering and IT personnel, and may continue to have difficulty in attracting employees in those categories. Brio has employment contracts with six members of its executive management personnel. Brio does not maintain "key person" life insurance on any of its executive management.

   Our management team has limited prior experience together. Brio hired a new president and chief executive officer in January 2001 and has thereafter hired other key members of executive management. Because our management team has limited experience working together, they may not effectively manage our operations. Management ineffectiveness may disrupt our entire business operation, distract our employees and impair our ability to execute our strategy.

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

   Because Brio expects to achieve revenue growth and increased margins through indirect sales channels, Brio's failure to develop and manage indirect sales channels could limit its sales growth and financial performance. Brio may not be able to continue to attract and retain additional indirect channel partners that will be able to market its products effectively and provide timely and cost-effective customer support and services. Brio may not be able to manage conflicts within its indirect channel or that its focus on increasing sales through the indirect channels will not divert management resources and attention from direct sales. In addition, Brio's agreements with indirect channel partners do not restrict the channel partners from distributing competing products, and in many cases may be terminated by either party without cause. The ability of Brio to achieve revenue growth and improved operating margins on product sales in the future will depend in large part upon its success in expanding and maintaining indirect channels worldwide. Indirect channels include VARs, PLPs, resellers, system integrators and distributors.

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, PLPs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 21% of total revenues in fiscal 2001, approximately 26% of total revenues in fiscal 2000 and approximately 21% of total revenues in fiscal 1999.

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

   Current and potential competitors offer a variety of software solutions and generally fall within several categories:

  . business intelligence software vendors such as Cognos, Business Objects, Crystal Decisions and Hummingbird;

  . vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;

  . portal software vendors, such as Plumtree, Viador and Portal Software;

  . database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Ardent;

  . analytic application vendors such as E.piphany; and

  . other companies that may in the future announce offerings similar to the Brio Business Performance Platform.

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

  . increased liability and financial exposure under foreign laws;

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

  . seasonal reductions in business activity during the summer months in Europe; and

  . potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999.

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

   The market may not accept Brio's products, which would reduce revenues, growth and profitability. Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for analytic solutions to continue to grow, or failure of enterprise-wide implementations of Brio's products to achieve broad market acceptance, could materially harm Brio's business, operating results and financial condition. To date, Brio's selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide analytic solutions or of its products and capabilities, nor have most companies deployed analytic solutions on an enterprise-wide basis. Brio's efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for analytic solutions or acceptance of Brio's products.

   Product defects could adversely affect Brio's operating results. As a result of their complexity, Brio's software products may contain undetected errors, failures or viruses. Brio or its customers may discover errors in new products or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to Brio's reputation, which could have a material adverse effect upon Brio's business, operating results and financial condition. Further, Brio's license agreements with customers typically contain provisions designed to limit Brio's exposure for potential claims based on error or malfunctions of Brio's products. The limitation of liability provisions contained in Brio's license agreements may not be effective under the laws of all jurisdictions. Brio's sale and support of its products entail the risk of warranty claims, and Brio's insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against Brio could have a material adverse effect on its business, operating results and financial condition.

   Brio has one issued patent and twelve pending patent applications. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and twelve pending applications. The patent applications may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that we may come to own.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2001, Brio had $13.0 million of cash and cash equivalents with a weighted average variable rate of 4.62% and $2.3 million of short-term investments with a weighted average variable rate of 5.95%.

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

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At March 31, 2001 there were no outstanding foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data

                             BRIO TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  36

Consolidated Balance Sheets................................................  37

Consolidated Statements of Operations......................................  38

Consolidated Statements of Stockholders' Equity (Deficit)..................  39

Consolidated Statements of Cash Flows......................................  40

Notes to Consolidated Financial Statements.................................  41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Brio Technology, Inc.:

   We have audited the accompanying consolidated balance sheets of Brio Technology, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brio Technology, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ Arthur Andersen LLP

San Jose, California
April 17, 2001

                             BRIO TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------

Current Assets:
  Cash and cash equivalents...............................  $ 13,048  $ 21,573
  Short-term investments..................................     2,280    11,831
  Accounts receivable, net of allowance for doubtful
   accounts of $2,814 and $2,848, respectively............    34,085    31,429
  Inventories.............................................       333       822
  Deferred income taxes...................................       447     1,890
  Prepaid expenses and other current assets...............     4,877     3,862
                                                            --------  --------
     Total current assets.................................    55,070    71,407
Property and Equipment, net...............................    31,508    12,118
Other Assets..............................................     1,626     2,339
                                                            --------  --------
                                                            $ 88,204  $ 85,864
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
  Accounts payable........................................  $  7,679  $  7,801
  Accrued liabilities:
   Payroll and related benefits...........................    13,307    11,423
   Other..................................................     9,695     8,786
  Deferred revenue, current...............................    30,363    24,108
                                                            --------  --------
     Total current liabilities............................    61,044    52,118
Noncurrent Deferred Revenue...............................       793     2,717
Other Noncurrent Liabilities..............................       --      2,903
                                                            --------  --------
     Total liabilities....................................    61,837    57,738
                                                            --------  --------
Commitments and Contingencies (Notes 5 and 8)
Stockholders' Equity:
  Preferred stock, $0.001 par value:
  Authorized--2,000,000 shares, none issued and
   outstanding............................................       --        --
  Common stock, $0.001 par value:
  Authorized--60,000,000 shares
  Issued and outstanding--28,758,899 shares at March 31,
   2001 and 27,669,555 shares at March 31, 2000...........        29        28
  Additional paid-in capital..............................    83,720    76,807
  Notes receivable from stockholders......................       (36)     (483)
  Deferred compensation...................................       (32)     (118)
  Accumulated components of comprehensive income..........       756       312
  Accumulated deficit.....................................   (58,070)  (48,420)
                                                            --------  --------
     Total stockholders' equity...........................    26,367    28,126
                                                            --------  --------
                                                            $ 88,204  $ 85,864
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     Years Ended March 31,
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  --------  -------
Revenues:
  License fees...................................  $ 88,196  $ 89,670  $58,282
  Services.......................................    61,778    42,366   27,404
                                                   --------  --------  -------
    Total revenues...............................   149,974   132,036   85,686
                                                   --------  --------  -------
Cost of revenues:
  License fees...................................     3,652     3,254    2,582
  Services.......................................    27,528    16,835   10,468
                                                   --------  --------  -------
    Total cost of revenues.......................    31,180    20,089   13,050
                                                   --------  --------  -------
Gross profit.....................................   118,794   111,947   72,636
                                                   --------  --------  -------
Operating expenses:
  Research and development.......................    26,291    19,917   13,732
  Sales and marketing............................    86,453    66,208   48,470
  General and administrative.....................    15,256    13,840   10,548
  In-process research and development............       --        --     1,653
  Non-recurring operating expenses...............       --     22,297      --
                                                   --------  --------  -------
    Total operating expenses.....................   128,000   122,262   74,403
                                                   --------  --------  -------
Loss from operations.............................    (9,206)  (10,315)  (1,767)
Interest and other income (expense), net.........      (344)      748    2,677
                                                   --------  --------  -------
Income (loss) before provision for income taxes..    (9,550)   (9,567)     910
Provision for income taxes.......................       100     1,343      747
                                                   --------  --------  -------
Net income (loss)................................    (9,650)  (10,910)     163
Increase in redemption value of redeemable common
 stock...........................................       --        --      (916)
                                                   --------  --------  -------
Net loss applicable to common stock..............  $ (9,650) $(10,910) $  (753)
                                                   ========  ========  =======
Basic net loss per share.........................  $  (0.34) $  (0.43) $ (0.04)
                                                   ========  ========  =======
Shares used in computing basic net loss per
 share...........................................    28,335    25,261   19,984
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                                                   Notes
                                  Convertible                                    Receivable           Accumulated
                     Compre-    Preferred Stock      Common Stock     Additional    From    Deferred Components of Accumu-
                     hensive   ------------------  ------------------  Paid-in     Stock-   Compen-  Comprehensive  lated
                      Loss       Shares    Amount    Shares    Amount  Capital    holders    sation  Income (Loss) Deficit
                    ---------  ----------  ------  ----------  ------ ---------- ---------- -------- ------------- --------
 BALANCE, MARCH
 31, 1998........              10,076,769  $   5   11,259,375  $  11   $32,456    $  (292)   $(459)      $ 155     $(33,140)
 Conversion of
 preferred stock
 to common
 stock...........              (5,466,172)   --     5,466,172      5        (5)       --       --          --           --
 Exercise of
 common stock
 options for
 cash............                     --     --       329,203      1       515        --       --          --           --
 Exercise of
 common stock
 options for
 notes
 receivable......                     --     --     1,232,589      1     1,640     (1,641)     --          --           --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...                     --     --       105,137    --        737        --       --          --           --
 Issuance of
 common stock
 during initial
 public offering,
 net.............                     --     --     3,085,000      3    30,421        --       --          --           --
 Repurchase of
 restricted
 shares..........                     --     --       (52,548)   --        (54)        54      --          --           --
 Stock
 compensation
 arrangements....                     --     --           --     --        390         --     (188)        --           --
 Repayment of
 notes receivable
 from
 stockholders....                     --     --           --     --        --          59       --         --           --
 Amortization of
 deferred
 compensation....                     --     --           --     --        --         --       129         --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                     --     --           --     --        (62)       --        62         --           --
 Income tax
 benefit from
 stock options
 exercised.......                     --     --           --     --        142        --       --          --           --
 Adjustment to
 conform SQRIBE
 Technologies,
 Corp. fiscal
 year-end........                     --     --           --     --        --         --       --          --        (3,617)
 Net loss
 applicable to
 common stock....   $    (753)        --     --           --     --        --         --       --          --          (753)
 Cumulative
 translation
 adjustment......         (23)        --     --           --     --        --         --       --          (23)         --
 Unrealized loss
 on investments..        (264)        --     --           --     --        --         --       --         (264)         --
                    ---------  ----------  -----   ----------  -----   -------    -------    -----       -----     --------
                    $ (1,040)
                    =========
 BALANCE, MARCH
 31, 1999........               4,610,597      5   21,424,928     21    66,180     (1,820)    (456)       (132)     (37,510)
 Conversion of
 preferred stock
 to common
 stock...........              (4,610,597)    (5)   4,610,597      5       --         --       --          --           --
 Conversion of
 redeemable
 common stock to
 common stock....                     --     --           --     --      3,110        --       --          --           --
 Exercise of
 common stock
 options for
 cash............                     --     --     1,287,331      1     4,123        --       --          --           --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...                     --     --       347,324      1     2,554        --       --          --           --
 Repurchase of
 restricted
 shares..........                     --     --          (625)   --        --         --       --          --           --
 Repayment of
 notes receivable
 from
 stockholders....                     --     --           --     --        --       1,337      --          --           --
 Amortization of
 deferred
 compensation....                     --     --           --     --        --         --       155         --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                     --     --           --     --       (183)       --       183         --           --
 Income tax
 benefit from
 stock options
 exercised.......                     --     --           --     --      1,023        --       --          --           --
 Net loss
 applicable to
 common stock....   $ (10,910)        --     --           --     --        --         --       --          --       (10,910)
 Cumulative
 translation
 adjustment......         128         --     --           --     --        --         --       --          128          --
 Unrealized gain
 on investments..         316         --     --           --     --        --         --       --          316          --
                    ---------  ----------  -----   ----------  -----   -------    -------    -----       -----     --------
                    $(10,466)
                    =========
 BALANCE, MARCH
 31, 2000........                     --     --    27,669,555     28    76,807       (483)    (118)        312      (48,420)
 Exercise of
 common stock
 options for
 cash............                     --     --       478,514    --      1,877        --       --          --           --
 Exercise of
 common stock
 warrants for
 cash............                     --     --        25,602    --        180        --       --          --           --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...                     --     --       580,771      1     4,728        --       --          --           --
 Issuance of
 common stock for
 stock bonus.....                     --     --        18,182    --        100        --       --          --           --
 Repurchase of
 restricted
 shares..........                     --     --       (13,725)   --        (14)        14      --          --           --
 Repayment of
 notes receivable
 from
 stockholders....                     --     --           --     --        --         433      --          --           --
 Amortization of
 deferred
 compensation....                     --     --           --     --        --         --        55         --           --
 Compensation
 expense
 associated with
 the acceleration
 of options......                     --     --           --     --         73        --       --          --           --
 Termination of
 shares granted
 under incentive
 stock plans.....                     --     --           --     --        (31)       --        31         --           --
 Net loss
 applicable to
 common stock....   $  (9,650)        --     --           --     --        --         --       --          --        (9,650)
 Cumulative
 translation
 adjustment......         567         --     --           --     --        --         --       --          567          --
 Unrealized loss
 on investments..        (123)        --     --           --     --        --         --       --         (123)         --
                    ---------  ----------  -----   ----------  -----   -------    -------    -----       -----     --------
                    $ (9,206)
                    =========
 BALANCE, MARCH
 31, 2001........                     --   $ --    28,758,899  $  29   $83,720    $   (36)   $ (32)      $ 756     $(58,070)
                               ==========  =====   ==========  =====   =======    =======    =====       =====     ========
                        Total
                    Stockholders'
                        Equity
                      (Deficit)
                    -------------
 BALANCE, MARCH
 31, 1998........     $ (1,264)
 Conversion of
 preferred stock
 to common
 stock...........          --
 Exercise of
 common stock
 options for
 cash............          516
 Exercise of
 common stock
 options for
 notes
 receivable......          --
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...          737
 Issuance of
 common stock
 during initial
 public offering,
 net.............       30,424
 Repurchase of
 restricted
 shares..........          --
 Stock
 compensation
 arrangements....          202
 Repayment of
 notes receivable
 from
 stockholders....           59
 Amortization of
 deferred
 compensation....          129
 Termination of
 shares granted
 under incentive
 stock plans.....          --
 Income tax
 benefit from
 stock options
 exercised.......          142
 Adjustment to
 conform SQRIBE
 Technologies,
 Corp. fiscal
 year-end........       (3,617)
 Net loss
 applicable to
 common stock....         (753)
 Cumulative
 translation
 adjustment......          (23)
 Unrealized loss
 on investments..         (264)
                    -------------
 BALANCE, MARCH
 31, 1999........       26,288
 Conversion of
 preferred stock
 to common
 stock...........          --
 Conversion of
 redeemable
 common stock to
 common stock....        3,110
 Exercise of
 common stock
 options for
 cash............        4,124
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...        2,555
 Repurchase of
 restricted
 shares..........          --
 Repayment of
 notes receivable
 from
 stockholders....        1,337
 Amortization of
 deferred
 compensation....          155
 Termination of
 shares granted
 under incentive
 stock plans.....          --
 Income tax
 benefit from
 stock options
 exercised.......        1,023
 Net loss
 applicable to
 common stock....      (10,910)
 Cumulative
 translation
 adjustment......          128
 Unrealized gain
 on investments..          316
                    -------------
 BALANCE, MARCH
 31, 2000........       28,126
 Exercise of
 common stock
 options for
 cash............        1,877
 Exercise of
 common stock
 warrants for
 cash............          180
 Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan...        4,729
 Issuance of
 common stock for
 stock bonus.....          100
 Repurchase of
 restricted
 shares..........          --
 Repayment of
 notes receivable
 from
 stockholders....          433
 Amortization of
 deferred
 compensation....           55
 Compensation
 expense
 associated with
 the acceleration
 of options......           73
 Termination of
 shares granted
 under incentive
 stock plans.....          --
 Net loss
 applicable to
 common stock....       (9,650)
 Cumulative
 translation
 adjustment......          567
 Unrealized loss
 on investments..         (123)
                    -------------
 BALANCE, MARCH
 31, 2001........     $ 26,367
                    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended March 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Cash Flows from Operating Activities:
Net loss applicable to common stock.............  $(9,650)  $(10,910) $   (753)
Adjustments to reconcile net loss to cash (used
 in) provided by operating activities:
 Depreciation and amortization..................     6,092     2,977     2,378
 Amortization of long-term assets...............       372       371       150
 Adjustment to conform SQRIBE Technologies
  Corp. fiscal year-end.........................       --        --     (1,767)
 Increase in redemption value of redeemable
  common stock..................................       --        --        916
 In-process research and development............       --        --      1,653
 Gain on sale of business.......................       --        --       (692)
 Loss on disposal of property and equipment.....        60       768        52
 Provision for returns and doubtful accounts....       978     1,494       823
 Provision for loss on marketable securities....       --        346       --
 Stock compensation.............................       173       --        202
 Deferred compensation amortization.............        55       155       129
 Deferred income taxes..........................     1,443       205    (1,915)
 Income tax benefit of option exercises.........       --      1,023       142
 Changes in operating assets and liabilities,
  net of acquired business:
   Accounts receivable..........................    (3,634)  (12,249)   (6,756)
   Inventories..................................       489      (446)      (15)
   Prepaid expenses and other assets............      (674)   (3,308)     (915)
   Accounts payable and accrued liabilities.....      (232)   14,911     5,218
   Deferred revenue.............................     4,331     5,965     5,060
                                                  --------  --------  --------
    Net cash (used in) provided by operating
     activities.................................      (197)    1,302     3,910
                                                  --------  --------  --------
Cash Flows from Investing Activities:
Purchases of property and equipment.............   (26,432)   (9,323)   (4,058)
Proceeds from sales of property and equipment...       890       --        --
Purchases of short-term investments.............    (1,785)  (24,662)  (15,490)
Sales of short-term investments.................    11,213    27,086     1,633
Issuance of note receivable to officer..........    (1,500)      --        --
Proceeds from repayment of note receivable to
 officer........................................     1,500       --        --
Acquisition of business, net of cash acquired...       --        --     (2,203)
                                                  --------  --------  --------
    Net cash used in investing activities.......   (16,114)   (6,899)  (20,118)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
Proceeds from notes payable.....................       --        --      2,000
Repayments under notes payable..................       --     (2,000)   (3,805)
Proceeds from issuance of common stock, net.....     6,786     6,679    33,318
Proceeds from repayment of notes receivable from
 stockholders...................................       433     1,337        59
Issuance of notes to stockholders...............       --        --     (1,641)
                                                  --------  --------  --------
    Net cash provided by financing activities...     7,219     6,016    29,931
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................    (9,092)      419    13,723
Effect of exchange rate changes on cash.........       567       128       (23)
Cash and cash equivalents, beginning of period..    21,573    21,026     7,326
                                                  --------  --------  --------
Cash and cash equivalents, end of period........  $ 13,048  $ 21,573  $ 21,026
                                                  ========  ========  ========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest.........................  $    447  $    361  $     75
                                                  ========  ========  ========
 Cash paid for income taxes.....................  $    --   $  1,266  $  2,575
                                                  ========  ========  ========
Noncash investing and financing activities:
 Conversion of redeemable common stock into
  common stock..................................  $    --   $  3,110  $    --
                                                  ========  ========  ========
 Termination of shares granted under incentive
  stock plans...................................  $     31  $    183  $     62
                                                  ========  ========  ========
 Stock issued for notes, net of repurchases.....  $    --   $    --   $  1,587
                                                  ========  ========  ========
 Adjustment to conform SQRIBE Technologies
  Corp. fiscal year-end.........................  $    --   $    --   $  1,850
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             BRIO TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1. ORGANIZATION AND OPERATIONS:

   Brio Technology, Inc. (Brio) was incorporated in California in 1989 and reincorporated in Delaware in April 1998 (see Note 7). Brio delivers an analytic software platform that enables companies to drive better business decisions by leveraging their existing information technology (IT) infrastructures and information systems. The Brio Business Performance Platform drives an organization's business performance, allowing them to be more competitive, customer-centric and responsive to the changing demands of business. The Brio Business Performance Platform expands business intelligence beyond advanced query and analysis technologies to include powerful information delivery through enterprise-class reporting and executive dashboards, all with ease of experience and scalability. Brio solutions empower organizations to find, access, share, manage and exchange information with employees, partners and customers through an Internet-enabled enterprise.

   Brio is subject to a number of risks associated with companies in a similar stage of development, including rapid technological change, dependence on key personnel and the sales force, potential competition from larger, more established companies, dependence on product development and the ability to penetrate the market with its products.

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

 Foreign Currency Translation

   The functional currency of Brio's subsidiaries is the local currency. Accordingly, Brio applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included in accumulated components of comprehensive income (loss) in stockholders' equity (deficit) in the accompanying consolidated financial statements. Transaction gains and losses of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999, are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

 Cash and Cash Equivalents

   Brio considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2001 and 2000, Brio held its cash in checking and money market accounts.

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

   A summary of the fair value of Brio's available-for-sale investment portfolio is as follows (in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  2001   2000
                                                                 ------ -------
   Corporate debt securities and commercial paper............... $8,036 $16,651
   Government debt securities...................................  1,000   8,780
                                                                 ------ -------
     Total......................................................  9,036  25,431
   Less: Cash equivalents.......................................  6,756  13,600
                                                                 ------ -------
     Total short-term investments............................... $2,280 $11,831
                                                                 ====== =======

 Significant Concentrations

   Financial instruments that potentially subject Brio to concentrations of credit risk consist principally of accounts receivable. Brio performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 31, 2001, one customer accounted for more than 10% of total accounts receivable. As of March 31, 2000, no customer accounted for more than 10% of total accounts receivable. For the years ended March 31, 2001, 2000 and 1999, no customer accounted for more than 10% of total revenues.

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

   Property and equipment consists of the following (in thousands):

                                                                 March 31,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
   Software.................................................. $ 14,305  $ 4,234
   Computer equipment........................................   14,084    9,010
   Furniture and fixtures....................................    4,908    3,825
   Leasehold improvements....................................   10,616    2,259
                                                              --------  -------
                                                                43,913   19,328
   Less: Accumulated depreciation and amortization...........  (12,405)  (7,210)
                                                              --------  -------
                                                              $ 31,508  $12,118
                                                              ========  =======

                             BRIO TECHNOLOGY, INC.

 Long-lived Assets

   Brio periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of."

   For assets to be held and used, including acquired intangibles, Brio initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

   Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

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

                             BRIO TECHNOLOGY, INC.

services are not expected to be provided and revenue recognized within twelve months of the balance sheet date, such amounts are classified as noncurrent deferred revenue.

 Software Development Costs

   Under Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs are capitalized. Amounts that could have been capitalized under this Statement were insignificant and, therefore, no costs have been capitalized to date.

 Comprehensive Income

   In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by Brio in the quarter ended June 30, 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the statement of operations or to create a new financial statement that has the new measure of income on it. "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income
(loss) and reflected in equity instead. Brio has reported the components of comprehensive income (loss) on its consolidated statements of stockholders' equity (deficit).

 Computation of Basic Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. Potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 2,399,000 and 5,023,873 using the treasury stock method were not included in the computation of diluted net loss per share for the years ended March 31, 2001 and 2000, respectively, because Brio incurred a loss in these periods and, therefore, their effect would be antidilutive.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for Brio's fiscal year beginning April 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on Brio's financial statements.

 Reclassifications

   Certain prior year financial statement balances have been reclassified to conform to the fiscal 2001 presentation.

3. ACQUISITIONS:

 SQRIBE

   On February 23, 1999, Brio entered into a definitive merger agreement with SQRIBE Technologies Corp. (SQRIBE). Under the terms of the agreement, upon closing of the transaction, Brio stockholders would hold approximately 55% of Brio, with former SQRIBE stockholders holding approximately 45%.

                             BRIO TECHNOLOGY, INC.

   In August 1999, Brio completed its merger with SQRIBE. Brio acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of Brio common stock. In addition, Brio assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as a pooling-of-interests. All prior period consolidated financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. The consolidated financial statements combine the SQRIBE results for the fiscal year ended December 31, 1998, with Brio's results for the year ended March 31, 1999. In order to conform SQRIBE's fiscal year to Brio's fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. Reconciliation of the consolidated financial statements with previously reported separate company performance for the year ended March 31, 1999 is presented below (in thousands):

                                                                      Year Ended
                                                                      March 31,
                                                                         1999
                                                                      ----------
   Total revenues
     Brio............................................................  $46,524
     SQRIBE..........................................................   39,162
                                                                       -------
       Combined and restated.........................................  $85,686
                                                                       =======
   Net income (loss)
     Brio............................................................  $  (887)
     SQRIBE..........................................................    1,050
                                                                       -------
       Combined and restated.........................................  $   163
                                                                       =======
   Net income (loss) applicable to common stock
     Brio............................................................  $  (887)
     SQRIBE..........................................................      134
                                                                       -------
       Combined and restated.........................................  $  (753)
                                                                       =======

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

                             BRIO TECHNOLOGY, INC.

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

   As of March 31, 2001, Brio has successfully completed the Analysis and Modeling Products. MerlinSoft's results have not differed significantly from the forecast assumptions. The risks associated with the products are still considered high and no assurance can be made that the products will meet market expectations. If these projects do not meet market expectations, the operating results and financial condition of Brio may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired. Comparative pro forma information has not been presented as the operations of MerlinSoft were not material to Brio's consolidated financial statements.

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

   Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Revenues by geographic area were as follows:

                                                                  2001 2000 1999
                                                                  ---- ---- ----
   United States and Canada...................................... 80%  82%  82%
   Europe, the Middle East and Africa............................ 13%  13%  13%
   Asia Pacific and the rest of the world........................  7%   5%   5%

   No one foreign country comprised more than 10% of total revenues for fiscal 2001, 2000, and 1999. None of Brio's international operations have material items of long-lived assets.

5. COMMITMENTS:

   Brio leases various facilities under operating leases which expire on various dates through May 2010. Brio also leases office equipment under various non-cancelable operating leases with terms which expire through

                             BRIO TECHNOLOGY, INC.

December 2004. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. Future minimum lease payments relating to these agreements are as follows:

   Years Ended March 31,
   ---------------------
   2002............................................................. $ 8,063,690
   2003.............................................................   7,429,551
   2004.............................................................   6,935,530
   2005.............................................................   5,953,988
   2006.............................................................   4,870,401
   Thereafter.......................................................  19,389,165
                                                                     -----------
                                                                     $52,642,325
                                                                     ===========

   Rent expense for the years ending March 31, 2001, 2000 and 1999 was $7,950,000, $4,620,000 and $3,533,000, respectively.

6. LINE OF CREDIT:

   As of March 31, 2001, Brio maintains a bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate (8.0% at March 31, 2001). Borrowings under the accounts receivable line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of March 31, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with the profitability covenant as of March 31, 2001, however, a waiver was obtained from the bank. The line of credit expires on March 31, 2002. No amounts are outstanding under the line as of March 31, 2001.

   As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. Brio also assumed a $1.0 million equipment purchase line of credit under which a $500,000 letter of credit was outstanding to support a facilities lease. In December 2000, the letter of credit was cancelled. A new letter of credit in the amount of $300,000 was issued under the new Brio bank line of credit in May 2001.

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

                             BRIO TECHNOLOGY, INC.

   Upon closing of the merger with SQRIBE in August 1999, all of the then outstanding shares of SQRIBE convertible preferred stock were converted to 4,610,597 shares of Brio common stock.

   Upon closing of the merger with SQRIBE in August 1999, all of the then outstanding shares of redeemable common stock of SQRIBE were converted to 153,612 shares of Brio common stock.

   As of March 31, 2001, Brio has reserved the following shares of its common stock for future issuance:

   Employee stock purchase plan......................................  1,058,777
   Exercise of stock options......................................... 16,851,305
   Other option and warrant agreements...............................      2,560
                                                                      ----------
     Total shares reserved........................................... 17,912,642
                                                                      ==========

   During fiscal 1997, certain employees funded the purchase of common stock under the 1992 Stock Option Plan with fully secured notes payable to Brio.

   As part of the merger with SQRIBE, Brio assumed an agreement, dated in fiscal 1998, that permitted certain employees to accelerate the exercisability of their options to purchase 1,232,589 shares of common stock covered by their option agreements in exchange for full recourse promissory notes totaling $1,641,000. The notes bear interest at 7% and are due in 2003. Repayment of the notes accelerates in the event of termination of employment. The shares purchased under the agreement have been pledged as partial security for the notes. Brio has the right to repurchase these shares at the original sale price based on the vesting schedule in the original option agreements. During fiscal 2001, 12,611 shares of stock were repurchased and the related notes from the terminated employees were cancelled as permitted under the arrangement. No shares were repurchased under this agreement in fiscal 2000. At March 31, 2001, all notes subject to this repurchase right have been paid in full or have been cancelled due to termination as permitted under the arrangement.

 Stock Options

   Through March 31, 2001, Brio has 2,079,795 shares of common stock reserved for issuance under the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally one-fourth of the shares vest one year from the vesting commencement date with the remaining shares vesting in 36 equal monthly installments.

   Brio's 1998 Stock Option Plan (the "1998 Plan") was adopted by Brio's Board of Directors in February 1998. Through March 31, 2001, Brio has 9,862,087 shares of common stock reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio's fiscal year through April 1, 2003, by the lesser of 1,000,000 or four percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio's common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio's common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of Brio's common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally one-fourth of the shares vest one year from the vesting commencement date with the remaining shares vesting in 36 equal monthly installments.

   Brio's 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by Brio's Board of Directors in February 1998. A total of 300,000 shares of common stock have been reserved for issuance under

                             BRIO TECHNOLOGY, INC.

the Directors' Plan. Through March 31, 2001, 125,000 options have been granted under the Directors' Plan. The Directors' Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Brio subsequent to the initial public offering (the "First Option"), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future non-employee directors of Brio if, on such date, the director has served on the board for at least six months (the "Subsequent Option"). The exercise price per share of all options granted under the Directors' Plan will equal the fair market value of a share of Brio's common stock on the date of grant of the option. Options issued under the Directors' Plan will have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

   Brio's 2000 Stock Option Plan (the "2000 Plan") was adopted by Brio's Board of Directors in July 2000. Through March 31, 2001, Brio has 6,000,000 shares of common stock reserved for issuance under the 2000 Plan. Under the 2000 Plan, the Board of Directors may grant only non-qualified stock options to purchase Brio's common stock to non-executive employees, directors or consultants at an exercise price of not less than not less than 85% of the fair value of Brio's common stock on the date of grant. Options must all be granted by the tenth anniversary of the effective date of the 2000 Plan. Options issued under the 2000 Plan will generally have a term of 10 years from the date of grant and generally one-fourth of the shares vest one year from the vesting commencement date with the remaining shares vesting in 36 equal monthly installments.

   As part of the merger with SQRIBE, Brio assumed all options outstanding under SQRIBE's 1995 Stock Option Plan as amended and restated. No additional options will be granted under this plan. Stock options granted under this plan generally have vesting terms of four years and are exercisable for a period not to exceed ten years from the date of issuance.

   Option activity under the Plans is as follows:

                                           Shares                    Weighted
                                         Available     Options       Average
                                         for Grant   Outstanding  Exercise Price
                                         ----------  -----------  --------------
Outstanding--March 31, 1998.............    892,711   3,254,994       $ 1.56
  Authorized............................  3,740,267         --           --
  Restricted shares repurchased.........     52,548         --           --
  Options granted....................... (3,106,173)  3,106,173         7.46
  Options exercised.....................        --   (1,561,792)        1.38
  Options canceled......................    397,629    (397,629)        4.31
                                         ----------  ----------       ------
Outstanding--March 31, 1999.............  1,976,982   4,401,746         5.53
  Authorized............................  2,267,703         --           --
  Restricted shares repurchased.........        625         --           --
  Options granted....................... (3,208,498)  3,208,498        22.27
  Options exercised.....................        --   (1,287,331)        3.22
  Options canceled......................  1,173,770  (1,173,770)        8.62
                                         ----------  ----------       ------
Outstanding--March 31, 2000.............  2,210,582   5,149,143        15.78
  Authorized............................  9,956,369         --           --
  Restricted shares repurchased.........     13,725         --           --
  Options granted....................... (8,439,365)  8,439,365         7.53
  Options exercised.....................        --     (478,514)        4.45
  Options canceled......................  2,418,394  (2,418,394)       16.06
                                         ----------  ----------       ------
Outstanding--March 31, 2001.............  6,159,705  10,691,600       $ 9.74
                                         ==========  ==========       ======

                             BRIO TECHNOLOGY, INC.

   A summary of options outstanding and exercisable is as follows:

                                     As of March 31, 2001
                   -------------------------------------------------------------
                     Options Outstanding                  Options Exercisable
                   -------------------------             -----------------------
                                  Average     Weighted                 Weighted
     Range of                   Contractual   Average                  Average
    Contractual    Number of       Life       Exercise     Number      Exercise
      Prices        Options       (years)      Price     Exercisable    Price
    -----------    ---------    -----------   --------   -----------   --------
   $ 0.60-$ 5.91    6,809,094      9.20        $ 5.39       916,590     $ 4.22
   $ 6.00-$17.75    2,536,646      8.11         11.17       682,725      11.91
   $17.88-$34.00    1,055,924      8.50         25.88       233,671      25.95
   $34.50-$47.25      260,196      8.54         40.24        72,240      40.32
   $47.69-$60.00       29,740      8.72         56.92         9,191      57.03
   -------------   ----------      ----        ------     ---------     ------
   $ 0.60-$60.00   10,691,600      8.85        $ 9.74     1,914,417     $11.23
   =============   ==========                             =========

   Brio's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by Brio's Board of Directors in February 1998. Through March 31, 2001, Brio has 2,092,009 shares of common stock reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio's fiscal year through April 1, 2000, by the lesser of 300,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of Brio's common stock on the first day or the last day of each six-month offering period.

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

                                                     Years Ended March 31,
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  --------  -------
   Net loss applicable to common stock:
     As reported.................................. $ (9,650) $(10,910) $  (753)
     Pro forma.................................... $(13,013) $(14,049) $(2,777)
   Basic net loss per share:
     As reported.................................. $  (0.34) $  (0.43) $ (0.04)
     Pro forma.................................... $  (0.46) $  (0.56) $( 0.14)

   The weighted average grant date fair value of options granted during fiscal 2001, 2000, and 1999, was $6.33, $14.00 and $4.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                                                     Years Ended March 31,
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
   Risk-free interest rates.................... 5.09-6.70% 5.09-6.65% 4.33-5.73%
   Expected dividend yields....................      0%         0%         0%
   Expected lives.............................. 3.21 years 2.76 years 3.14 years
   Volatility..................................   160.5%     101.9%     100.9%

                             BRIO TECHNOLOGY, INC.

   During fiscal 2001, 2000 and 1999, Brio issued 580,771 shares, 347,324 shares and 105,137 shares, respectively, under the Purchase Plan. The weighted average grant date fair value of each purchase right issued under the Purchase Plan during fiscal 2001, 2000 and 1999 was $6.80, $5.00 and $4.76, respectively. The fair value of the purchase rights granted in fiscal 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Years Ended March 31,
                                                     ---------------------------
                                                        2001     2000    1999
                                                     ---------- ------ ---------
   Risk-free interest rate..........................      6.09%  6.15%     4.24%
   Expected dividend yields.........................     0%       0%       0%
   Expected lives................................... 0.85 years 1 year 0.5 years
   Volatility.......................................     160.5% 101.9%    100.9%

 Other Option and Warrant Agreements

   As part of the merger with SQRIBE, Brio assumed a warrant agreement that granted rights to purchase 2,560 shares of common stock at $4.10 per share. These rights were issued in connection with a financing transaction in 1995. As of March 31, 2001, the warrant, which expires in fiscal 2002, is still outstanding.

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

   As part of the merger with SQRIBE, Brio assumed a warrant agreement, dated in fiscal 1998, that granted rights to a consulting firm to purchase 25,602 shares of common stock at $7.03 per share. An expense of $106,000 was recorded for the fair value of these warrants when they were issued. The warrants to purchase 25,602 shares of common stock were exercised in fiscal 2001.

 Deferred Compensation

   In connection with the granting of 1,369,368 stock options to employees during the fiscal year ended March 31, 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amount is presented as a reduction of stockholder's equity (deficit) and amortized ratably over the vesting period of the applicable options. Approximately $55,000, $155,000, and $129,000 was expensed during the fiscal years ended March 31, 2001, 2000, and 1999, respectively, and the balance will be expensed ratably over the next year as the options vest.

8. CONTINGENCIES:

   On January 20, 1997, Business Objects filed a complaint against Brio in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Brio's products (including at least the

                             BRIO TECHNOLOGY, INC.

BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, Brio filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Brio is not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, Brio filed an action against Business Objects in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects' products infringe U.S. Patent Number 5,915,257. On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Objects' pending patent litigation against Brio involving patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and is included in non-recurring operating expenses for the year ended March 31, 2000. The remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of of March 31, 2001, approximately $2.9 million is included in the accompanying balance sheet in accrued liabilities of which $3.0 million represents the gross value of the remaining quarterly payments, offset by $119,000 which represents the interest that will be recognized over the remaining quarterly payments. As of March 31, 2000, $4.0 million in the accompanying balance sheet is included in accrued liabilities and $3.0 million is included in other noncurrent liabilities, representing the gross value of the remaining quarterly payments, offset by $423,900 included in accrued liabilities and $119,000 included in other noncurrent liabilities, representing the interest that will be recognized over the remaining quarterly payments.

9. NON-RECURRING OPERATING EXPENSES:

   Non-recurring operating expenses for fiscal 2000 are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of Brio's ongoing patent litigation with Business Objects as follows (in thousands):

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

                             BRIO TECHNOLOGY, INC.

   Brio's income (loss) before provision for income taxes consists of income
(loss) generated by its domestic operations and losses generated by its foreign subsidiaries as follows (in thousands):

                                                       Years Ended March 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Domestic.........................................  $(4,970) $(4,244) $ 3,478
   Foreign..........................................   (4,580)  (5,323)  (2,568)
                                                      -------  -------  -------
     Total income (loss) before provision for income
      taxes.........................................  $(9,550) $(9,567) $   910
                                                      =======  =======  =======

   The provision for income taxes consists of the following (in thousands):

                                                             Years Ended March
                                                                    31,
                                                            -------------------
                                                            2001  2000   1999
                                                            ---- ------ -------
   Current.................................................
     State................................................. $ 20 $  823 $   364
     Federal...............................................  --     269   1,967
     Foreign...............................................   80     46     100
                                                            ---- ------ -------
       Total current.......................................  100  1,138   2,431
                                                            ==== ====== =======
   Deferred................................................
     State.................................................  --     205     --
     Federal...............................................  --     --   (1,684)
                                                                        -------
       Total deferred......................................  --     205  (1,684)
                                                            ---- ------ -------
   Total provision for income taxes........................ $100 $1,343 $   747
                                                            ==== ====== =======

   The difference between the statutory U.S. Federal income tax rate of 34% and Brio's actual income taxes is due to the following (in thousands):

                                                     Years Ended March 31,
                                                     ------------------------
                                                      2001     2000     1999
                                                     -------  -------  ------
   Expected income tax expense (benefit)............ $(3,247) $(3,253) $  309
   Expected state income taxes, net of federal tax
    expense (benefit)...............................    (531)    (288)     36
   Non-deductible merger costs......................     --     2,430     --
   Foreign taxes....................................      80       27     --
   State franchise taxes............................      20      --      --
   Tax credits......................................  (1,216)  (1,251)   (824)
   Increase in valuation allowance..................   4,709    3,769   1,023
   Non-deductible items.............................     284      188     203
   Other............................................       1     (279)    --
                                                     -------  -------  ------
     Provision for income taxes..................... $   100  $ 1,343  $  747
                                                     =======  =======  ======

                             BRIO TECHNOLOGY, INC.

   Brio has a net deferred tax asset as follows (in thousands):

                                                                Year Ended
                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Allowance for sales returns and doubtful accounts........ $  1,006  $    686
   Depreciation and amortization............................     (626)       55
   Deferred revenue.........................................    4,475     4,001
   Accrued expenses and other...............................    3,165     4,768
   Intangible assets........................................      747       551
   Federal and state credits................................    4,757     3,151
   Capitalized research and development.....................      722       112
   Net operating losses.....................................   13,524    11,180
                                                             --------  --------
                                                               27,770    24,504
   Valuation allowance......................................  (27,323)  (22,614)
                                                             --------  --------
   Net deferred tax asset................................... $    447  $  1,890
                                                             ========  ========

   Brio has provided a valuation allowance for a significant portion of its deferred tax asset as of March 31, 2001. Approximately $4,808,000 of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders' equity and will not be available to benefit the income tax provisions in any future period.

   At March 31, 2001, Brio has approximately $17,154,000 of Federal net operating loss carryforwards and approximately $16,188,000 of State net operating loss carryforwards, both of which expire at various dates through 2021. Brio also has approximately $19,144,000 of Foreign net operating loss carryforwards which expire at various dates through 2021 or carryforward indefinitely. In addition, Brio has Federal R&D tax credit carryforwards of approximately $2,787,000, State R&D tax credit carryforwards of approximately $1,723,000 and Federal alternative minimum tax credit carryforwards of $247,000, all of which expire at various dates through 2021. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to             Balance
                                    Beginning  Costs and               at End
Description                         of Period   Expenses  Deductions of Period
-----------                         ---------- ---------- ---------- ----------
Year ended March 31, 2001:
Allowance for returns and doubtful
 accounts.........................  $2,848,000 $  978,000 $1,012,000 $2,814,000
Year ended March 31, 2000:
Allowance for returns and doubtful
 accounts.........................  $1,394,000 $1,494,000 $   40,000 $2,848,000
Year ended March 31, 1999:
Allowance for returns and doubtful
accounts..........................  $  997,000 $  823,000 $  426,000 $1,394,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

   Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on August 23, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

   (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

   (b) Directors--the information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.

Item 11. Executive Compensation.

   The information required by this Item is incorporated by reference to the section entitled "Compensation of Executive Officers" in the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to the section entitled "Brio Common Stock Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement.

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

     (1) Financial Statements and Report of Arthur Andersen LLP, Independent Public Accountants

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

 10.1 Form of Indemnification Agreement between Brio and each of its Officers and Directors. *

 10.2 Amended and Restated Loan and Security Agreement dated March 31, 2001 between Brio and Silicon Valley Bank.

 10.8    1992 Stock Option Plan. *

 10.9    1998 Stock Option Plan. *

 10.10   1998 Director's Stock Option Plan. *

 10.11   1998 Employee Stock Purchase Plan. *

 10.12   Form of Affiliate Agreement. **

 10.17   Lease Agreement dated December 20, 1999 between Brio and Sobrato
         Development Group. ***

 10.18   Employment Agreement dated January 2, 2001 between Brio and Craig
         Brennan. +

 10.19   Confidential Separation Agreement and General Release of Claims dated
          January 31, 2001 between Brio and Yorgen Edholm. +

 10.20 Employment Agreement dated March 6, 2001 between Brio and Don Beck. +

 10.21 Confidential Separation Agreement and General Release of Claims dated
        March 30, 2001 between Brio and Sujata Luther. +

 10.22 Confidential Separation Agreement and General Release of Claims dated
        March 31, 2001 between Brio and Scott Chalmers. +

 21.1  List of Subsidiaries. *

 23.1  Consent of Independent Public Accountants.

 24.1  Power of Attorney (see page 59).

--------
* Incorporated by reference to identically numbered exhibits filed with Brio's Registration Statement on Form S-1 (No. 333-47263) and amendments thereto which became effective April 30, 1998
** Incorporated by reference to identically numbered exhibits filed with Brio's Registration Statement on Form S-4 (No. 333-82341) and amendments hereto which became effective August 3, 1999.
*** Incorporated by reference to identically numbered exhibits filed with
    Brio's Form 10-K, as amended, filed on July 28, 2000.
+   Designates management contract or compensatory plan.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Brio Technology, Inc.

                                                  /s/ Craig D. Brennan
                                          By: _________________________________
                                                      Craig D. Brennan
                                                 President, Chief Executive
                                              Officer and Director (Principal
                                                     Executive Officer)

Date: June 29, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig D. Brennan and Tamara MacDuff, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title                Date
              ---------                         -----                ----

         /s/ Craig D. Brennan         President, Chief           June 29, 2001
 ____________________________________  Executive Officer and
           Craig D. Brennan            Director (Principal
                                       Executive Officer)

          /s/ Tamara MacDuff          Chief Financial Officer    June 29, 2001
 ____________________________________  and Executive Vice
            Tamara MacDuff             President, Finance and
                                       Operations (Principal
                                       Financial and
                                       Accounting Officer)

         /s/ Yorgen H. Edholm         Co-Chairman of the Board   June 29, 2001
 ____________________________________  of Directors
           Yorgen H. Edholm

            /s/ Ofir Kedar            Chairman of the Board of   June 29, 2001
 ____________________________________  Directors
              Ofir Kedar

       /s/ Bernard J. Lacroute        Director                   June 29, 2001
 ____________________________________
         Bernard J. Lacroute

         /s/ E. Floyd Kvamme          Director                   June 29, 2001
 ____________________________________
           E. Floyd Kvamme

          /s/ Michael Kline           Director                   June 29, 2001
 ____________________________________
            Michael Kline

        /s/ Ernest von Simson         Director                   June 29, 2001
 ____________________________________
          Ernest von Simson