Form 10-K/A
period 2001-03-31
BRIO TECHNOLOGY INC
filed 2001-07-24
CIK 1056294

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

  For the transition period from _________ to __________

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

   The Registrant hereby amends the text in the section titled Documents Incorporated by Reference and in the introduction to Item 3 of its Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001 to read as follows:

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on September 7, 2001.

                                    PART III

   Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on September 7, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Brio Technology, INC.

                                                  /s/ Craig D. Brennan
                                          By: _________________________________
                                                     Craig D. Brennan
                                            President, Chief Executive Officer
                                                       and Director
                                               (Principal Executive Officer)
Date: July 24, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                    Date
              ---------                            -----                    ----
        /s/ Craig D. Brennan           President, Chief Executive       July 24, 2001
______________________________________  Officer and Director
           Craig D. Brennan             (Principal Executive
                                        Officer)

                  *                    Chief Financial Officer and      July 24, 2001
______________________________________  Executive Vice President,
            Tamara MacDuff              Finance and Operations
                                        (Principal Financial and
                                        Accounting Officer)

                  *                                                     July 24, 2001
______________________________________ Co-Chairman of the Board of
           Yorgen H. Edholm             Directors

                  *                                                     July 24, 2001
______________________________________ Co-Chairman of the Board of
              Ofir Kedar                Directors

                  *                                                     July 24, 2001
______________________________________
         Bernard J. Lacroute           Director

                  *                                                     July 24, 2001
______________________________________
           E. Floyd Kvamme             Director

                  *                                                     July 24, 2001
______________________________________
            Michael Cline              Director

                  *                                                     July 24, 2001
______________________________________
          Ernest von Simson            Director

       */s/ Craig D. Brennan
______________________________________
           Craig D. Brennan
           Attorney-in-Fact