Form 10-Q
period 2001-06-30
BRIO TECHNOLOGY INC
filed 2001-08-14
CIK 1056294

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

  For the quarterly period ended June 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 10, 2001 there were 29,272,688 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRIO TECHNOLOGY, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED BALANCE SHEETS--JUNE 30, 2001 AND
           MARCH 31, 2001...............................................    3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--THREE MONTHS
           ENDED JUNE 30, 2001 AND 2000.................................    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--THREE MONTHS
           ENDED JUNE 30, 2001 AND 2000.................................    5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........    6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   10

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   23


 PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.............................................   25

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   25

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................   25

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   25

 ITEM 5.  OTHER INFORMATION.............................................   25

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   25

 SIGNATURE...............................................................  26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BRIO TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,   March 31,
                                                             2001       2001
                                                          ----------- ---------
                                                          (Unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $ 14,903   $ 13,048
  Short-term investments.................................        54      2,280
  Accounts receivable, net of allowance of $2,427 and
   $2,814................................................    19,586     34,085
  Inventories............................................       299        333
  Deferred income taxes..................................       447        447
  Prepaid expenses and other current assets..............     4,821      4,877
                                                           --------   --------
    Total current assets.................................    40,110     55,070
Property and equipment, net..............................    33,564     31,508
Other assets.............................................     1,560      1,626
                                                           --------   --------
                                                           $ 75,234   $ 88,204
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................  $  8,473   $  7,679
  Accrued liabilities--
   Payroll and related benefits..........................     8,283     13,307
   Other.................................................     9,022      9,222
  Deferred revenue, current..............................    27,273     30,363
                                                           --------   --------
    Total current liabilities............................    53,051     60,571
Noncurrent deferred revenue..............................       759        793
Other noncurrent liabilities.............................       606        473
                                                           --------   --------
    Total liabilities....................................    54,416     61,837
                                                           --------   --------
Stockholders' equity:
  Common stock...........................................        29         29
  Additional paid-in capital.............................    85,863     83,720
  Notes receivable from stockholders.....................       (32)       (36)
  Deferred compensation..................................       (14)       (32)
  Accumulated components of comprehensive income.........       675        756
  Accumulated deficit....................................   (65,703)   (58,070)
                                                           --------   --------
    Total stockholders' equity...........................    20,818     26,367
                                                           --------   --------
                                                           $ 75,234   $ 88,204
                                                           ========   ========

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
   Revenues:
     License fees....................................... $  13,471  $  18,970
     Services...........................................    15,586     14,055
                                                         ---------  ---------
       Total revenues...................................    29,057     33,025
                                                         ---------  ---------
   Cost of revenues:
     License fees.......................................       563        957
     Services...........................................     7,366      6,044
                                                         ---------  ---------
       Total cost of revenues...........................     7,929      7,001
                                                         ---------  ---------
   Gross profit.........................................    21,128     26,024
                                                         ---------  ---------
   Operating expenses:
     Research and development...........................     7,416      5,608
     Sales and marketing................................    17,891     21,032
     General and administrative.........................     2,910      3,925
     Restructuring charges..............................       431        --
                                                         ---------  ---------
       Total operating expenses.........................    28,648     30,565
                                                         ---------  ---------
   Loss from operations.................................    (7,520)    (4,541)
   Interest and other income (expense), net.............       (99)        86
                                                         ---------  ---------
   Loss before provision for income taxes...............    (7,619)    (4,455)
   Provision for income taxes...........................        14        --
                                                         ---------  ---------
   Net loss............................................. $  (7,633) $  (4,455)
                                                         =========  =========
   Basic and diluted net loss per share................. $   (0.26) $   (0.16)
                                                         =========  =========
   Shares used in computing basic and diluted net loss
    per share...........................................    29,047     27,987
                                                         =========  =========

                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
Cash Flows from Operating Activities:
Net loss................................................ $  (7,633) $  (4,455)
Adjustments to reconcile net loss to cash provided by
 (used in) operating activities--
  Depreciation and amortization.........................     2,147      1,332
  Deferred compensation amortization....................        13         18
Changes in operating assets and liabilities--
  Accounts receivable...................................    14,499      4,063
  Inventories...........................................        34        412
  Deferred income taxes.................................       --       1,257
  Prepaid expenses and other assets.....................        29        951
  Accounts payable and accrued liabilities..............    (4,430)    (9,254)
  Deferred revenue......................................    (3,124)       680
  Other non-current liabilities.........................       133         47
                                                         ---------  ---------
    Cash provided by (used in) operating activities.....     1,668     (4,949)
                                                         ---------  ---------
Cash Flows from Investing Activities:
Purchases of short-term investments.....................       --        (908)
Sales of short-term investments.........................     2,171      3,931
Purchases of property and equipment, net................    (4,110)   (11,225)
                                                         ---------  ---------
    Cash used in investing activities...................    (1,939)    (8,202)
                                                         ---------  ---------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net.............     2,148      3,765
Proceeds from repayment of notes receivable from
 stockholders...........................................         4         74
                                                         ---------  ---------
    Cash provided by financing activities...............     2,152      3,839
                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents....     1,881     (9,312)
Effect of exchange rate changes on cash.................       (26)       155
Cash and cash equivalents, beginning of period..........    13,048     21,573
                                                         ---------  ---------
Cash and cash equivalents, end of period................ $  14,903  $  12,416
                                                         =========  =========


                            See accompanying notes.

                             BRIO TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by Brio, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 2001.

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

 Reclassifications

   Certain reclassifications have been made to the prior year amounts to conform to the fiscal year 2002 presentation.

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

 Comprehensive Loss

   A summary of comprehensive loss follows (in thousands):

                                                          Three Months Ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
   Net loss.............................................. $  (7,633) $  (4,455)
   Unrealized loss on short-term investments.............       (55)       (83)
   Foreign currency translation adjustment...............       (26)       155
                                                          ---------  ---------
     Comprehensive loss.................................. $  (7,714) $  (4,383)
                                                          =========  =========

 Computation of Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three months ended June 30, 2001 and 2000, potential common shares from conversion of stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share because Brio incurred a loss in these periods and, therefore, their affect would be antidilutive. Potential common shares of 782,139 for the three months ended June 30, 2001 and 2,049,000 for the three months ended June 30, 2000 were not included in the computation of diluted net loss per share.

 Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Brio is in the process of determining the impact of these pronouncements on its financial position and results of operations. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002. Upon adoption of SFAS 142 on April 1, 2002, the Company will no longer amortize goodwill and all previous goodwill will be fully amortized resulting in approximately $124,000 of amortization expense for fiscal 2002.

Note 3. Line of Credit

   Brio maintains an accounts receivable based bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate (6.75% at June 30, 2001). Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of June 30, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with either covenant as of

                             BRIO TECHNOLOGY, INC.

June 30, 2001, however, a waiver was obtained from the bank for this quarter's requirements. During fiscal 2001, a letter of credit in the amount of $300,000 was issued under the bank line of credit to support a facilities lease. The line of credit expires on March 31, 2002. No amounts were outstanding under the line as of June 30, 2001.

Note 4. Industry Segment and Geographic Information

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

   Revenues by geographic location were as follows for the three months ended June 30, 2001 and 2000:

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2001      2000
                                                             --------- ---------
   Revenues by Geography:
     Domestic............................................... $  22,539 $  25,907
     International..........................................     6,518     7,118
                                                             --------- ---------
       Total revenues....................................... $  29,057 $  33,025
                                                             ========= =========

   No one foreign country comprised more than 10% of total revenues for the three months ended June 30, 2001 or 2000. None of Brio's international operations have material items of long-lived assets.

Note 5. Litigation

   On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of June 30, 2001, approximately $2.4 million is included in the accompanying balance sheet in accrued liabilities of which $2.5 million represents the gross value of the remaining quarterly payments, offset by $60,000 which represents the interest that will be recognized over the remaining quarterly payments. As of March 31, 2001, approximately $2.9 million is included in the accompanying balance sheet in accrued liabilities of which $3.0 million represents the gross value of the remaining quarterly payments, offset by $119,000 which represents the interest that will be recognized over the remaining quarterly payments.

                             BRIO TECHNOLOGY, INC.

Note 6. Restructuring Charges

   Restructuring charges for the three months ended June 30, 2001 consist of severance related costs associated with a restructuring in the services, sales and marketing organizations. Of the total restructuring charges, approximately $211,000 related to the services organization, approximately $125,000 related to the marketing organization and approximately $95,000 related to the sales organization. All termination notices and benefits were communicated to the affected employees prior to June 30, 2001. Of the $431,000 of severance related costs, $125,000 was paid as of June 30, 2001 and the remaining $306,000 is expected to be paid by the end of fiscal 2002. Additional restructuring charges, including, but not limited to, facilities consolidations and other impairments, may occur in the remaining quarters of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with Brio's audited financial statements and notes thereto for the fiscal year ended March 31, 2001 included in Brio's Form 10-K, as amended, and the other information included elsewhere in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors That May Affect Future Operating Results" below.

Overview

   Brio Technology, Inc. (Brio) delivers an analytic software platform that enables companies to drive better business decisions by leveraging their existing Information Technology (IT) infrastructures and information systems. The Brio Business Performance Platform helps drive an organization's business performance, allowing it to be more competitive, customer-centric and responsive to the changing demands of business. Brio had net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $7.6 million during the three months ended June 30, 2001. Brio had an accumulated deficit of approximately $65.7 million as of June 30, 2001. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

   Brio's revenues consist of license fees for software products and fees for services, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of Brio's products. Brio generally discontinues marketing older product versions when a new product version is introduced. The products are typically licensed on a per user basis with the price per user varying based on the selection of products licensed or on a per computer server basis with the price varying based on the computing power of the server. Additionally, Brio also sells larger enterprise-wide implementations of its products through site licenses with the price per site varying based on the selection of:

  .  products licensed;

  . the number of authorized users or computer servers for each product at each site; and

  .  the number of licensed sites.

   Revenues from license fees are recognized upon shipment of the software if:

  .  persuasive evidence of an arrangement exists;

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

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with Value Added Resellers (VARs), Private Label Partners (PLPs), resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, PLPs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 21% of total revenues for fiscal 2001, approximately 26% of total revenues for fiscal 2000 and approximately 21% of total revenues for fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 25% of total revenues for the three months ended June 30, 2001 and 18% of total revenues for the three months ended June 30, 2000. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, PLPs, resellers, system integrators and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia, and indirectly through established distribution relationships in more than 40 countries, including Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom, China and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented approximately 20% of total revenues for fiscal 2001 and approximately 18% of total revenues for fiscal 2000 and fiscal 1999. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented approximately 22% of total revenues for the three months ended June 30, 2001 and June 30, 2000. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $38,000 during the three months ended June 30, 2001 and approximately $390,000 during the three months ended June 30, 2000. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                            Three Months
                                                           Ended June 30,
                                                           ------------------
                                                            2001       2000
                                                            ----       ----
      Consolidated Statements of Operations Data:
      Revenues:
        License fees......................................      46%        57%
        Services..........................................      54         43
                                                           -------    -------
          Total revenues..................................     100        100
                                                           -------    -------
      Cost of revenues:
        License fees......................................       2          3
        Services..........................................      25         18
                                                           -------    -------
          Total cost of revenues..........................      27         21
                                                           -------    -------
      Gross profit........................................      73         79
                                                           -------    -------
      Operating expenses:
        Research and development..........................      26         17
        Sales and marketing...............................      62         64
        General and administrative........................      10         11
        Restructuring charges.............................     --         --
                                                           -------    -------
          Total operating expenses........................      98         92
                                                           -------    -------
      Loss from operations................................     (26)       (13)
      Interest and other income (expense), net............     --         --
                                                           -------    -------
      Loss before provision for income taxes..............     (26)       (13)
      Provision for income taxes..........................     --         --
                                                           -------    -------
      Net loss............................................     (26)%      (13)%
                                                           =======    =======

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $4.0 million or 12% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was primarily due to internal factors Brio faced during the three months ended June 30, 2001, specifically management focusing on substantial internal improvements, especially in the sales organization, as well as the decline in the economic environment. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

   Revenues by geographic location were as follows for the three months ended June 30, 2001 and 2000:

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2001      2000
                                                             --------- ---------
   Revenues by Geography:
     Domestic............................................... $  22,539 $  25,907
     International..........................................     6,518     7,118
                                                             --------- ---------
       Total revenues....................................... $  29,057 $  33,025
                                                             ========= =========

   Revenue from international sources decreased $600,000 or 8% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was primarily due to internal factors Brio faced during the three months ended June 30, 2001, specifically management focusing on substantial internal improvements, especially in the sales organization, as well as the decline in the economic environment in Europe and Asia, all of which resulted in a reduction in the number and size of deals closed.

   License Fees. Revenues from license fees decreased $5.5 million or 29% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was primarily due to internal factors Brio faced during the three months ended June 30, 2001, specifically management focusing on substantial internal improvements, especially in the sales organization, as well as the decline in the economic environment, all of which resulted in a reduction in the number and size of deals closed.

   Services. Services revenues increased $1.5 million or 11% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase was due to an increase in maintenance and support revenues related to Brio's installed customer base.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $394,000 or 41% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in absolute dollars was due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services increased $1.3 million or 22% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Substantially all of the increase was due to increases in costs resulting from Brio's expansion of its support services in response to increased demand for maintenance and support services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $1.8 million or 32% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increases were primarily due to increased personnel and related costs required to develop new products and enhance existing products. Brio believes that significant investment for research and development is essential to product and technical leadership and anticipates that it will continue to commit substantial resources to research and development in the future. During fiscal 2002, Brio anticipates that research and development expenditures will decrease in absolute dollars and may vary as a percentage of total revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $3.1 million or 15% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Substantially all of the decrease was due to lower commission expenses in the sales organization relating to the decrease in total revenues. During fiscal 2002, Brio anticipates that sales and marketing expenditures will decrease in absolute dollars and may vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $1.0 million or 26% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Substantially all of the decrease was attributable to lower facilities, IT and human resource allocations due to the restructuring of the services, sales and marketing organizations, as well as the absence of moving expenses associated with the facilities consolidation and move that occurred in the three months ended June 30, 2000. Brio expects that its general and administrative expenses will continue to vary as a percentage of total revenues.

   Restructuring Charges. Restructuring charges for the three months ended June 30, 2001 consist of severance related costs associated with a restructuring in the services, sales and marketing organizations. Of the total restructuring charges, approximately $211,000 related to the services organization, approximately $125,000 related to the marketing organization and approximately $95,000 related to the sales organization. All termination notices and benefits were communicated to the affected employees prior to June 30, 2001. Of the $431,000 of severance related costs, $125,000 was paid as of June 30, 2001 and the remaining $306,000 is expected to be paid by the end of fiscal 2002. Additional restructuring charges, including, but not limited to, facilities consolidations and other impairments, may occur in the remaining quarters of fiscal 2002.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $13,000 was expensed during the three months ended June 30, 2001, approximately $18,000 was expensed during the three months ended June 30, 2000 and the balance will be expensed ratably over the next nine months as the options vest.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense and interest charges relating to the Business Objects litigation settlement. Interest and other income (expense), net, decreased $185,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was due to lower interest income resulting from lower cash, cash equivalent and short-term investment balances.

Income Taxes

   Brio recorded net losses for the three months ended June 30, 2001 and 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2002 and beyond, Brio did not record a deferred tax benefit relating to the loss incurred in the three months ended June 30, 2001. The $14,000 provision for income taxes for the three months ended June 30, 2001 relates to income tax expense for Brio's Japan subsidiary.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Brio is in the process of determining the impact of these pronouncements on its financial position and results of operations. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002. Upon adoption of SFAS 142 on April 1, 2002, the Company will no longer amortize goodwill and all previous goodwill will be fully amortized resulting in approximately $124,000 of amortization expense for fiscal 2002.

Liquidity and Capital Resources

   Brio maintains an accounts receivable based bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate (6.75% at June 30, 2001). Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of June 30, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with either covenant as of June 30, 2001, however, a waiver was obtained from the bank for this quarter's requirements. During fiscal 2001, a letter of credit in the amount of $300,000 was issued under the bank line of credit to support a facilities lease. The line of credit expires on March 31, 2002. No amounts were outstanding under the line as of June 30, 2001.

   Net cash provided by operating activities was $1.7 million for the three months ended June 30, 2001. Net cash used in operating activities was $4.9 million for the three months ended June 30, 2000. The increase of approximately $6.6 million was due to changes in operating assets and liabilities of approximately $9.8 million, offset by increases in net losses of approximately $3.2 million.

   Net cash used in investing activities was $1.9 million for the three months ended June 30, 2001, consisting primarily of approximately $4.1 million for purchases of property and equipment, net, offset by approximately $2.2 million of sales of short-term investments. Net cash used in investing activities was $8.2 million for the three months ended June 30, 2000, consisting primarily of approximately $11.2 million for purchases of property and equipment, net, offset by approximately $3.0 million of sales of short-term investments, net of purchases.

   Net cash provided by financing activities was $2.2 million for the three months ended June 30, 2001, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $3.8 million for the three months ended June 30, 2000, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

   Brio has implemented several cash conservation measures to help improve its overall cash position. Specifically, Brio has cut expenses through a reduction in headcount across the organization, reduced and/or eliminated bonus and incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. Brio will continue to evaluate additional cash conservation measures as circumstances dictate.

   Brio currently has no material commitments other than those under operating lease agreements. Brio has experienced a substantial increase in its capital expenditures and operating lease arrangements since inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary to those of Brio, which may require the use of cash. Management believes existing cash, cash equivalents and short-term investments will be sufficient to meet Brio's operating requirements through June 2002, however, Brio may sell additional equity or debt securities or obtain credit facilities to further enhance its position. The sale of additional securities could result in additional dilution to Brio stockholders.

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

   During the three months ended June 30, 2001, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that internal factors, specifically management focusing on substantial internal improvements, especially in the sales organization, as well as the decline in the economic environment, contributed to lower than expected revenues and profitability. In addition, there was a reduction in the number and size of deal closed and the mix of license and service revenues varied significantly when compared to historical results.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $7.6 million during the three months ended June 30, 2001. As of June 30, 2001, Brio had stockholders' equity of approximately $20.8 million.

   Brio anticipates a reduced rate of revenue growth in the future. Brio may not sustain the same rate of revenue growth it has experienced in the past in future periods. Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in a similar stage of development, particularly companies in rapidly evolving markets. To address these risks, the company must:

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

   If Brio's operating results do not meet financial analysts' expectations, our stock price may decline. For the three months ended June 30, 2001, Brio did not meet our financial analysts' expectations and in the future, our reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In that event, Brio's common stock price could be materially reduced.

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

   Brio's success depends on key personnel who may not continue to work for it. The loss of the services of any of Brio's key personnel or the inability to attract or retain qualified personnel in the future could harm Brio's business, operating results and financial condition. The success of Brio will depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to retain or replace if they leave Brio. Because competition for qualified personnel is intense, Brio may not be successful in attracting and retaining the personnel it seeks.

   Brio has employment contracts with only six members of its executive management personnel. Brio does not maintain "key person" life insurance on any of its executive management.

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

   Because the sales cycle for Brio's products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly. Based in part on the lengthy sales cycle for Brio's products, quarterly revenues and operating results could vary significantly in the future. The sales cycle associated with the purchase of Brio's products is typically six to twelve months in length and subject to a number of significant risks over which Brio has little or no control, including customers' budgeting constraints and internal acceptance review procedures. In particular, large-scale deployments of Brio's products, which are becoming more prevalent in the industry, take longer to evaluate, implement and close than historical sales cycles seem to indicate. Sales transactions may be delayed during the customer acceptance process because Brio must provide a significant level of education to prospective customers regarding the use and benefits of its products. Additionally, the sales cycle for Brio's products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, if Brio's international operations expand, the average sales cycle for its products is expected to lengthen. In addition, Brio anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of those orders could cause material fluctuations in operating results, particularly on a quarterly basis.

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

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, PLPs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 21% of total revenues in fiscal 2001, approximately 26% of total revenues in fiscal 2000 and approximately 21% of total revenues in fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 25% of total revenues for the three months ended June 30, 2001 and 18% of total revenues for the three months ended June 30, 2000.

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

   Market consolidation may create more formidable competitors. Alliances among current and new competitors may emerge and rapidly gain significant market share. The failure of Brio to compete successfully against current and future competitors could materially harm its business, operating results and financial condition by driving down prices and reducing revenue growth. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio's prospective customers. Current or future indirect channel partners of Brio may establish cooperative relationships with current or potential competitors, vthereby limiting Brio's ability to sell its products through particular distribution channels. Such competition could have a material adverse effect on Brio's ability to obtain new licenses and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial condition.

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

  . seasonal reductions in business activity during the summer months in Europe; and

  .  potentially adverse tax consequences.

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $38,000 during the three months ended June 30, 2001 and approximately $390,000 during the three months ended June 30, 2000.

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

   Brio has one issued patent and thirteen pending patent applications. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and thirteen pending applications. The patent applications may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that we may come to own.

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

  .  missing financial analysts' expectations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2001, Brio had $15.0 million of cash, cash equivalent and short-tern investments with a weighted average variable rate of 3.5%.

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

   Brio currently has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital requirements, should the need arise. Brio currently has no short-term or long-term debt outstanding.

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At June 30, 2001, there were no outstanding foreign currency exchange contracts.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   Not applicable.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

    10.23 Employment Agreement dated April 16, 2001 between Brio and Todd
          Davis.

    10.24 Employment Agreement dated June 18, 2001 between Brio and James Guthrie. +

    10.25 Confidential Separation Agreement and General Release of Claims dated June 20, 2001 between Brio and Katherine Glassey. +

    10.26 Employment Agreement dated June 22, 2001 between Brio and Brian Gentile. +

    + Designates management contract or compensatory plan.

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

Date: August 14, 2001