Form 10-Q
period 2001-09-30
BRIO SOFTWARE INC
filed 2001-11-14
CIK 1056294

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from _____ to _____

                       Commission file number: 000-23997

                               -----------------

                              BRIO SOFTWARE, INC.
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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

   As of November 12, 2001, there were 29,796,601 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BRIO SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I. Financial Information

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets - September 30, 2001 and March 31, 2001........  3

        Condensed Consolidated Statements of Operations -
         Three and Six Months Ended September 30, 2001 and 2000..............................  4

        Condensed Consolidated Statements of Cash Flows -
         Six Months Ended September 30, 2001 and 2000........................................  5

        Notes to Condensed Consolidated Financial Statements.................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................  24

PART II. Other Information

Item 1. Legal Proceedings....................................................................  25

Item 2. Changes in Securities and Use of Proceeds............................................  25

Item 3. Defaults Upon Senior Securities......................................................  25

Item 4. Submission of Matters to a Vote of Security Holders..................................  25

Item 5. Other Information....................................................................  25

Item 6. Exhibits and Reports on Form 8-K.....................................................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BRIO SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                               September 30, March 31,
                                                                   2001        2001
                                                               -------------  --------
                                                                (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents..................................   $ 12,938    $ 13,048
   Short-term investments.....................................         31       2,280
   Accounts receivable, net of allowance of $2,754 and $2,814.     24,102      35,436
   Inventories................................................        215         333
   Deferred income taxes......................................        447         447
   Prepaid expenses and other current assets..................      6,336       4,877
                                                                 --------    --------
          Total current assets................................     44,069      56,421
Property and equipment, net...................................     28,167      31,508
Other assets..................................................      1,556       1,626
                                                                 --------    --------
                                                                 $ 73,792    $ 89,555
                                                                 ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.............................................   $  6,000    $     --
   Accounts payable...........................................      9,895       7,679
   Accrued liabilities--
       Payroll and related benefits...........................      8,090      13,307
       Other..................................................      9,376      10,573
   Deferred revenue, current..................................     27,420      30,363
                                                                 --------    --------
          Total current liabilities...........................     60,781      61,922
Noncurrent deferred revenue...................................        689         793
Other noncurrent liabilities..................................        719         473
                                                                 --------    --------
          Total liabilities...................................     62,189      63,188
                                                                 --------    --------
Stockholders' equity:
   Common stock...............................................         29          29
   Additional paid-in capital.................................     86,075      83,720
   Notes receivable from stockholders.........................        (32)        (36)
   Deferred compensation......................................         (4)        (32)
   Accumulated components of comprehensive income.............        460         756
   Accumulated deficit........................................    (74,925)    (58,070)
                                                                 --------    --------
          Total stockholders' equity..........................     11,603      26,367
                                                                 --------    --------
                                                                 $ 73,792    $ 89,555
                                                                 ========    ========

                            See accompanying notes.

                              BRIO SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended  Six Months Ended
                                                                September 30,      September 30,
                                                              -----------------  -----------------
                                                                2001     2000      2001     2000
                                                              -------   -------  --------  -------
Revenues:
   License fees.............................................. $12,721   $18,982  $ 26,192  $37,952
   Services..................................................  15,462    14,904    31,048   28,959
                                                              -------   -------  --------  -------
       Total revenues........................................  28,183    33,886    57,240   66,911
                                                              -------   -------  --------  -------
Cost of revenues:
   License fees..............................................     570     1,007     1,133    1,964
   Services..................................................   6,645     6,735    14,011   12,779
                                                              -------   -------  --------  -------
       Total cost of revenues................................   7,215     7,742    15,144   14,743
                                                              -------   -------  --------  -------
Gross profit.................................................  20,968    26,144    42,096   52,168
                                                              -------   -------  --------  -------
Operating expenses:
   Research and development..................................   6,278     6,688    13,694   12,255
   Sales and marketing.......................................  16,278    20,053    34,169   41,126
   General and administrative................................   2,940     3,544     5,850    7,469
   Non-recurring expenses....................................   4,883        --     5,314       --
                                                              -------   -------  --------  -------
       Total operating expenses..............................  30,379    30,285    59,027   60,850
                                                              -------   -------  --------  -------
Loss from operations.........................................  (9,411)   (4,141)  (16,931)  (8,682)
Interest and other income (expense), net.....................     200      (171)      101      (85)
                                                              -------   -------  --------  -------
Loss before provision for income taxes.......................  (9,211)   (4,312)  (16,830)  (8,767)
Provision for income taxes...................................      11        --        25       --
                                                              -------   -------  --------  -------
Net loss..................................................... $(9,222)  $(4,312) $(16,855) $(8,767)
                                                              =======   =======  ========  =======
Basic and diluted net loss per share......................... $ (0.32)  $ (0.15) $  (0.58) $ (0.31)
                                                              =======   =======  ========  =======
Shares used in computing basic and diluted net loss per share  29,273    28,194    29,161   28,092
                                                              =======   =======  ========  =======

                            See accompanying notes.

                              BRIO SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
Cash Flows from Operating Activities:
Net loss.............................................................................. $(16,855) $ (8,767)
Adjustments to reconcile net loss to cash used in operating activities--
   Depreciation and amortization......................................................    4,358     2,616
   Provision for returns and doubtful accounts........................................      200       191
   Deferred compensation amortization.................................................       21        32
   Loss on abandonment or disposal of property and equipment..........................    3,670        60
   Changes in operating assets and liabilities--
       Accounts receivable............................................................   11,134     1,564
       Inventories....................................................................      118       378
       Deferred income taxes..........................................................       --     1,258
       Prepaid expenses and other assets..............................................   (1,573)      388
       Accounts payable and accrued liabilities.......................................   (2,781)   (5,717)
       Deferred revenue...............................................................   (3,047)    2,428
       Other non-current liabilities..................................................      246        --
                                                                                       --------  --------
          Cash used in operating activities...........................................   (4,509)   (5,569)
                                                                                       --------  --------
Cash Flows from Investing Activities:
Purchases of short-term investments...................................................       --      (896)
Sales of short-term investments.......................................................    2,171     7,518
Purchases of property and equipment...................................................   (5,920)  (16,281)
Proceeds from sale of property and equipment..........................................       --       890
                                                                                       --------  --------
          Cash used in investing activities...........................................   (3,749)   (8,769)
                                                                                       --------  --------
Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit.........................................    6,000        --
Proceeds from issuance of common stock, net...........................................    2,362     4,115
Proceeds from repayment of notes receivable from stockholders.........................        4       392
                                                                                       --------  --------
          Cash provided by financing activities.......................................    8,366     4,507
                                                                                       --------  --------
Net increase (decrease) in cash and cash equivalents..................................      108    (9,831)
Effect of exchange rate changes on cash...............................................     (218)      302
Cash and cash equivalents, beginning of period........................................   13,048    21,573
                                                                                       --------  --------
Cash and cash equivalents, end of period.............................................. $ 12,938  $ 12,044
                                                                                       ========  ========
Noncash operating activities:
   Negotiated reduction in implementation services classified as accounts payable and
     property and equipment........................................................... $  1,417  $     --
                                                                                       ========  ========

                            See accompanying notes.

                              BRIO SOFTWARE, INC.

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

   In September 2001, the Company changed its legal name from Brio Technology, Inc. to Brio Software, Inc.

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

   During the three months ended September 30, 2001, Brio recognized approximately $286,000 of software license revenues from a transaction with a vendor where Brio purchased goods from this vendor at or about the same time as the software license transaction. This transaction was separately negotiated and recorded at terms Brio considers to be arm's-length.

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

  Comprehensive Loss

   A summary of comprehensive loss follows (in thousands):

                                                    Three Months         Six Months
                                                 Ended September 30, Ended September 30,
                                                 ------------------  ------------------
                                                   2001       2000     2001      2000
                                                   ----       ----     ----      ----
Net loss........................................ $(9,222)   $(4,312) $(16,855)  $(8,767)
Unrealized gain (loss) on short-term investments     (23)        12       (78)      (71)
Foreign currency translation adjustment.........    (192)       147      (218)      302
                                                 -------    -------  --------   -------
   Comprehensive loss........................... $(9,437)   $(4,153) $(17,151)  $(8,536)
                                                 =======    =======  ========   =======

  Computation of Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three and six months ended September 30, 2001 and 2000, potential common shares from conversion of stock options and warrants have been excluded from the calculation of diluted net loss per share because Brio incurred a loss in these periods and, therefore, their affect would be antidilutive. Potential common shares of 528,723 for the three months ended September 30, 2001, 650,455 for the six months ended September 30, 2001, 1,589,953 for the three months ended September 30, 2000 and 2,081,978 for the six months ended September 30, 2000 were not included in the computation of diluted net loss per share.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002 at which time all previous goodwill will have been fully amortized.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 and APB Opinion No. 30. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS No. 144 will not have a material effect on Brio's financial statements.

Note 2. Line of Credit and Other

   Brio maintains an accounts receivable based bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate (6.0% at September 30, 2001). Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of September 30, 2001, the line of credit requires Brio to comply with various covenants, which were renegotiated during the quarter ended September 30, 2001, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with either covenant as of September 30, 2001, however, a waiver was obtained from the bank for this quarter's requirements. During fiscal 2001, a letter of credit in the amount of $300,000 was issued under the bank line of credit to support a facilities lease. The line of credit expires on March 31, 2002. As of September 30, 2001, $6.0 million was outstanding under the line and was subsequently repaid.

   During the three months ended September 30, 2001, Brio negotiated a reduction for certain implementation services with a vendor for $1,417,000. At September 30, 2001, this is reflected as a reduction in property and equipment and accounts payable. In addition, Brio negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bears interest at five percent per annum, is due on or before March 15, 2002 and is included in accounts payable in the accompanying balance sheets.

Note 3. Industry Segment and Geographic Information

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

   Brio is organized based upon the nature of the products and services it offers. Under this organizational structure, Brio operates in two business segments: license fees and services. Brio evaluates its segment's performance based on several factors including revenue and gross profit. Brio does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor does Brio allocate long-term assets by business segment.

   Revenues by geographic location were as follows for the three and six months ended September 30, 2001 and 2000:

                                  Three Months Ended Six Months Ended
                                    September 30,     September 30,
                                  ------------------ ----------------
                                    2001      2000     2001    2000
                                    ----      ----     ----    ----
           Revenues by Geography:
           Domestic.............. $20,675   $27,781  $43,214  $53,688
           International.........   7,508     6,105   14,026   13,223
                                   -------  -------  -------  -------
              Total revenues..... $28,183   $33,886  $57,240  $66,911
                                   =======  =======  =======  =======

   No one foreign country comprised more than 10% of total revenues for the three and six months ended September 30, 2001 or 2000. None of Brio's international operations have material items of long-lived assets.

Note 4. Litigation

   On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object's pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of September 30, 2001, approximately $2.0 million is included in the accompanying balance sheet in accrued liabilities of which $2.0 million represents the gross value of the remaining quarterly payments, offset by $20,000 which represents the interest that will be recognized over the remaining quarterly payments. As of March 31, 2001, approximately $2.9 million is included in the accompanying balance sheet in accrued liabilities of which $3.0 million represents the gross value of the remaining quarterly payments, offset by $119,000 which represents the interest that will be recognized over the remaining quarterly payments. In September 2001, Brio renegotiated the payment terms under the original Memorandum of Understanding extending the remaining payments from April 2002 to various dates through July 2002.

Note 5. Non-recurring Expenses

   Non-recurring Expenses. Non-recurring expenses for the three and six months ended September 30, 2001 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

                                             Three Months   Six Months
                                                 Ended         Ended
                                             September 30, September 30,
                                                 2001          2001
                                                 ----          ----
       Restructuring charges................    $1,213        $1,644
       Abandonment of property and equipment     3,670         3,670
                                                ------        ------
          Total non-recurring expenses......    $4,883        $5,314
                                                ======        ======

   For the three months ended September 30, 2001, approximately $996,000 of the restructuring charges related to severance costs associated with the workforce reduction and approximately $217,000 related to facilities consolidation expenses. For the three months ended June 30, 2001, all of the restructuring costs of $431,000 related to severance costs associated with the workforce reduction. All termination notices and benefits were communicated to the affected employees prior to September 30, 2001. Of the $1,427,000 of severance related costs for the six months ended September 30, 2001, $1,239,000 was paid as of September 30, 2001 and the remaining $188,000 is expected to be paid by the end of fiscal 2002. All of the facilities consolidation expenses are expected to be paid by the end of fiscal 2002.

   For the three and six months ended September 30, 2001, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel's sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Note 6. Subsequent Events

   In October 2001, Brio announced and executed a workforce reduction plan resulting in a headcount reduction of approximately 55 people in various organizations across the company.

   In November 2001, Brio registered 3,000,000 shares of common stock with the Securities and Exchange Commission in connection with a stock bonus plan.

   In November 2001, Brio announced an option exchange program whereby eligible employees have been given the opportunity to exchange certain outstanding stock options for new stock options with an exercise price of $2.00. The option exchange program is a repricing that results in the need to account for the stock options under variable plan accounting.

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

Overview

   Brio Software, Inc. (Brio) is a leading provider of next-generation business intelligence solutions that help companies to achieve breakthrough business performance. The Brio Performance Suite expands business intelligence beyond advanced query and analysis technologies to include powerful information delivery through enterprise-class reporting and personalized performance dashboards. Brio products enable individuals, workgroups and executives in an organization to turn enterprise information into actionable insight, resulting in superior decisions and business performance. Brio had net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $9.2 million during the three months ended September 30, 2001 and approximately
$16.9 million during the six months ended September 30, 2001. Brio had an accumulated deficit of approximately $74.9 million as of September 30, 2001.
See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's operating results fluctuations in future periods.

   Brio has implemented several cash conservation measures to help improve its overall cash position. Specifically, Brio has cut expenses through reductions in headcount across the organization, a salary reduction for all North American and some international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. Brio will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

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

   If payments are subject to extended payment terms and are not deemed fixed or determinable, Brio defers revenue until the earlier of when the payment becomes due or payment is received. If an acceptance period is required, Brio recognizes revenue upon the earlier of customer acceptance or the expiration of the acceptance period. Brio establishes allowances for potential product returns and credit losses, which have been insignificant to date. Brio charges fees for services separately from license fees. Brio recognizes revenues from maintenance and support services, including ongoing product support and periodic product updates, ratably over the term of each contract, which is typically twelve months. Payments for maintenance and support services are generally made in advance and are non-refundable. Brio recognizes revenues from training and consulting services when the services are performed.

   To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio's direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has recently developed, and intends to continue to develop, reselling relationships with Value Added Resellers (VARs), Private Label Partners (PLPs), resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, PLPs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 21% of total revenues for fiscal 2001, approximately 26% of total revenues for fiscal 2000 and approximately 21% of total revenues for fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 26% of total revenues for the three months ended September 30, 2001 and 22% of total revenues for the three months ended September 30, 2000. Brio's ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, PLPs, resellers, system integrators and distributors. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's sales strategy.

   Brio is also increasing its efforts to sell licenses to larger, enterprise-wide implementations of Brio's products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to the sales cycle of Brio's products.

   Brio has, to date, sold its products internationally through direct sales offices in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia, and indirectly through established distribution relationships in more than 40 countries, including Italy, The Netherlands and South Africa. Brio's direct sales offices in the United Kingdom, China and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented approximately 20% of total revenues for fiscal 2001 and approximately 18% of total revenues for fiscal 2000 and fiscal 1999. Sales to customers outside of the United States and Canada, including sales generated by Brio's foreign subsidiaries, represented approximately 27% of total revenue for the three months ended September 30, 2001 and approximately 18% of total revenues for the three months ended September 30, 2000. A substantial portion of Brio's international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a gain on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $334,000 during the three months ended September 30, 2001 and incurred a loss of approximately $215,000 during the three months ended September 30, 2000. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See "Risk Factors That May Affect Future Operating Results" for a description of the risks related to Brio's international sales strategy.

Results of Operations

   The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                            Three Months Ended Six Months Ended
                                              September 30,     September 30,
                                            ----------------   --------------
                                             2001        2000   2001      2000
                                            ----        ----   ----       ----
Consolidated Statements of Operations Data:
Revenues:
   License fees............................  45%         56%    46%        57%
   Services................................  55          44     54         43
                                            ---         ---    ---        ---
       Total revenues...................... 100         100    100        100
Cost of revenues:
   License fees............................   2           3      2          3
   Services................................  24          20     24         19
                                            ---         ---    ---        ---
       Total cost of revenues..............  26          23     26         22
                                            ---         ---    ---        ---
Gross profit...............................  74          77     74         78
Operating expenses:
   Research and development................  22          20     24         18
   Sales and marketing.....................  58          59     60         62
   General and administrative..............  10          10     10         11
   Non-recurring expenses..................  17          --      9         --
                                            ---         ---    ---        ---
       Total operating expenses............ 107          89    103         91
                                            ---         ---    ---        ---
Loss from operations....................... (33)        (12)   (29)       (13)
Interest and other income (expense), net...  --          (1)    --         --
                                            ---         ---    ---        ---
Net loss before provision for income taxes. (33)        (13)   (29)       (13)
Provision for income taxes.................  --          --     --         --
                                            ---         ---    ---        ---
Net loss................................... (33)%       (13)%  (29)%      (13)%
                                            ===         ===    ===        ===

Revenues

   Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $5.7 million or 17% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $9.7 million or 14% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The decreases were due to the slowing global economy and the September 11, 2001 tragedy, that led to continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

   Revenues by geographic location were as follows for the three and six months ended September 30, 2001 and 2000:

                       Three Months Ended Six Months Ended
                         September 30,     September 30,
                       ------------------ ----------------
                         2001      2000     2001    2000
                        -------  -------  -------  -------
Revenues by Geography:
Domestic.............. $20,675   $27,781  $43,214  $53,688
International.........   7,508     6,105   14,026   13,223
                        -------  -------  -------  -------
   Total revenues..... $28,183   $33,886  $57,240  $66,911
                        =======  =======  =======  =======

   Revenue from international sources increased $1.4 million or 23% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $803,000 or 6% for the six months ended September 30, 2000. The increases were primarily due to continued growth in the Asia Pacific Region.

   License Fees. Revenues from license fees decreased $6.3 million or 33% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $11.8 million or 31% for the six months ended September 30, 2001 compared to September 30, 2000. The decreases were due to the slowing global economy, combined with the September 11, 2001 tragedy, resulting in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

   Services. Services revenues increased $558,000 million or 4% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $2.1 million or 7% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The increases were due to an increase in maintenance and support revenues related to Brio's installed customer base, offset by lower training and consulting revenues.

Cost of Revenues

   License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $437,000 or 43% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $831,000 or 42% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The decreases in absolute dollars were due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing "shrinkwrapped" product.

   Services. Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $90,000 or 1% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Substantially all of the decrease was due to lower training and consulting revenues compared to maintenance and support revenue. Cost of revenues from services increased $1.2 million or 10% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. Substantially all of the increase in costs resulted from Brio's expansion of its support services in response to increased demand for maintenance and support services. Cost of revenues from services may vary between periods due to the mix of services provided by Brio's personnel relative to services provided by outside consultants and to varying levels of expenditures required to build the services organization.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $410,000 or 6% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Substantially all of the decrease was due to the workforce reduction in the research and development organization, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Research and development expenses increased $1.4 million or 12% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The increase was primarily due to increased costs required to develop new products and enhance existing products, offset by the workforce reduction in the research and development organization, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Although Brio anticipates that research and development expenditures will decrease in absolute dollars during fiscal 2002, Brio may commit substantial resources to research and development in the future as it believes that investment for research and development is essential to product and technical leadership.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $3.8 million or 19% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $7.0 million or 17% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. Substantially all of the decrease was due to lower commission expenses in the sales organization relating to the decrease in total revenues and the workforce reduction in the sales and marketing organizations, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. During fiscal 2002, Brio anticipates that sales and marketing expenditures will decrease in absolute dollars and may vary as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $604,000 or 17% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and $1.6 million or 22% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. Substantially all of the decrease was due to the workforce reduction in the general and administrative organization. Brio expects that its general and administrative expenses will continue to vary as a percentage of total revenues.

   Non-recurring Expenses. Non-recurring expenses for the three and six months ended September 30, 2001 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

                                             Three Months   Six Months
                                                 Ended         Ended
                                             September 30, September 30,
                                                 2001          2001
                                             ------------- -------------
       Restructuring charges................    $1,213        $1,644
       Abandonment of property and equipment     3,670         3,670
                                                ------        ------
          Total non-recurring expenses......    $4,883        $5,314
                                                ======        ======

   For the three months ended September 30, 2001, approximately $996,000 of the restructuring charges related to severance costs associated with the workforce reduction and approximately $217,000 related to facilities consolidation expenses. For the three months ended June 30, 2001, all of the restructuring costs of $431,000 related to severance costs associated with the workforce reduction. All termination notices and benefits were communicated to the affected employees prior to September 30, 2001. Of the $1,427,000 of severance related costs for the six months ended September 30, 2001, $1,239,000 was paid as of September 30, 2001 and the remaining $188,000 is expected to be paid by the end of fiscal 2002. All of the facilities consolidation expenses are expected to be paid by the end of fiscal 2002.

   For the three and six months ended September 30, 2001, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel's sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

   Additional restructuring charges, including, but not limited to, facilities consolidations and other impairments, may occur in the remaining quarters of fiscal 2002.

   Deferred Compensation. In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Approximately $9,000 was expensed during the three months ended September 30, 2001, approximately $21,000 was expensed during the six months ended September 30, 2001, approximately $14,000 was expensed during the three months ended September 30, 2000, approximately $32,000 was expensed during the six months ended September 30, 2000, and the balance will be expensed ratably over the next six months as the options vest.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, is comprised primarily of interest income, foreign currency transaction gains or losses and interest charges relating to the Business Objects litigation settlement. Interest and other income (expense), net, increased $371,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Interest and other income (expense), net, increased $185,000 for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. These increases were due to gains on foreign currency translations resulting from intercompany receivables from foreign subsidiaries and lower interest expenses associated with the Business Objects litigation settlement, offset by lower interest income resulting from lower cash, cash equivalent and short-term investment balances.

Income Taxes

   Brio recorded net losses for the three and six months ended September 30, 2001 and 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2002 and beyond, Brio did not record a deferred tax benefit relating to the loss incurred in the three and six months ended September 30, 2001 and 2000. The $11,000 provision for income taxes for the three months ended September 30, 2001 and the $25,000 provision for income taxes for the six months ended September 30, 2001 relate to income tax expense for Brio's Japan subsidiary.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002 at which time all previous goodwill will have been fully amortized.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 and APB Opinion No. 30. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS No. 144 will not have a material effect on Brio's financial statements

Liquidity and Capital Resources

   As of September 30, 2001, Brio had cash, cash equivalents and short-term investments of approximately $13.0 million. Brio maintains an accounts receivable based bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate (6.0% at September 30, 2001). Borrowings under the line of credit are limited to 80% of eligible accounts receivable. The line of credit is collateralized by substantially all of Brio's assets, including Brio's intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of September 30, 2001, the line of credit requires Brio to comply with various covenants, which were renegotiated during the quarter ended September 30, 2001, including quarterly requirements to maintain a minimum quick ratio as well as achieve minimum profitability or not exceed a maximum quarterly loss. Brio was not in compliance with either covenant as of September 30, 2001, however, a waiver was obtained from the bank for this quarter's requirements. During fiscal 2001, a letter of credit in the amount of $300,000 was issued under the bank line of credit to support a facilities lease. The line of credit expires on March 31, 2002. As of September 30, 2001, $6.0 million was outstanding under the line and was subsequently repaid.

   During the three months ended September 30, 2001, Brio negotiated a reduction for certain implementation services with a vendor for $1,417,000. At September 30, 2001, this is reflected as a reduction in property and equipment and accounts payable. In addition, Brio negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bears interest at 5% per annum, is due on or before March 15, 2002 and is included in accounts payable in the accompanying balance sheets.

   Net cash used in operating activities was $4.5 million for the six months ended September 30, 2001. Net cash used in operating activities was $5.6 million for the six months ended September 30, 2000. The decrease of approximately $1.1 million was due to changes in operating assets and liabilities of approximately $9.2 million, offset by increases in net losses of approximately $8.1 million.

   Net cash used in investing activities was $3.7 million for the six months ended September 30, 2001, consisting primarily of approximately $5.9 million for purchases of property and equipment, net, offset by approximately $2.2 million of sales of short-term investments. Net cash used in investing activities was $8.8 million for the six months ended September 30, 2000, consisting primarily of approximately $15.4 million for purchases of property and equipment, net, offset by approximately $6.6 million of sales of short-term investments, net of purchases.

   Net cash provided by financing activities was $8.4 million for the six months ended September 30, 2001, consisting primarily of proceeds from borrowings under the line of credit, proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $4.5 million for the six months ended September 30, 2000, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

   Brio has implemented several cash conservation measures to help improve its overall cash position. Specifically, Brio has cut expenses through reductions in headcount across the organization, a salary reduction for all North American and some international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. Brio will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

   Brio currently has no material commitments other than those under operating lease agreements. Brio has experienced a substantial increase in its capital expenditures and operating lease arrangements since inception. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary to those of Brio, which may require the use of cash. Management believes existing cash, cash equivalents and short-term investments will be sufficient to meet Brio's operating requirements through September 2002, however, Brio may sell additional equity or debt securities or modify or obtain credit facilities to further enhance its position. The sale of additional securities could result in additional dilution to Brio stockholders.

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

   During the three and six months ended September 30, 2001, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that the slowing global economy, combined with the September 11, 2001 tragedy, resulted in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

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

   Brio has a history of net losses, and may not be profitable in the future. Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $9.2 million during the three months ended September 30, 2001 and approximately $16.9 million for the six months ended September 30, 2001. As of September 30, 2001, Brio had stockholders' equity of approximately $11.6 million and an accumulated deficit of approximately $74.9 million.

   Brio anticipates a reduced rate of revenue growth in the future. Brio may not sustain the same rate of revenue growth it has experienced in the past in future periods. Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in a similar stage of development, particularly companies in rapidly evolving markets and the recent downturn in the economy. To address these risks, the company must:

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

   If Brio's operating results do not meet financial analysts' expectations, our stock price may decline. For the three and six months ended September 30, 2001, Brio did not meet its financial analysts' expectations and in the future, its reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In that event, Brio's common stock price could be materially reduced.

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

   Brio's success depends on key personnel who may not continue to work for it. The loss of the services of any of Brio's key personnel or the inability to attract or retain qualified personnel in the future could harm Brio's business, operating results and financial condition. The success of Brio will depend to a significant degree upon the continued contributions of key management, engineering and sales and marketing personnel. Because competition for qualified personnel exists, Brio may not be successful in attracting and retaining the personnel it seeks.

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

   Because the sales cycle for Brio's products is long, the timing of sales is difficult to predict and Brio's quarterly revenues and earnings may fluctuate significantly. Based in part on the lengthy sales cycle for Brio's products and the recent downturn in the economy, quarterly revenues and operating results could vary significantly in the future. The sales cycle associated with the purchase of Brio's products is typically six to twelve months in length and subject to a number of significant risks over which Brio has little or no control, including customers' budgeting constraints and internal acceptance review procedures. In particular, large-scale deployments of Brio's products, which are becoming more prevalent in the industry, take longer to evaluate, implement and close than historical sales cycles seem to indicate. Sales transactions may be delayed during the customer acceptance process because Brio must provide a significant level of education to prospective customers regarding the use and benefits of its products. Additionally, the sales cycle for Brio's products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, if Brio's international operations expand, the average sales cycle for its products is expected to lengthen. In addition, Brio anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of those orders could cause material fluctuations in operating results, particularly on a quarterly basis.

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

   To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, PLPs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio's direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio's products in their respective markets. Revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 21% of total revenues in fiscal 2001, approximately 26% of total revenues in fiscal 2000 and approximately 21% of total revenues in fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 26% of total revenues for the three months ended September 30, 2001 and 22% of total revenues for the three months ended September 30, 2000.

   Brio may acquire new businesses and technologies, as well as enter into business combinations, which may involve integration and transaction completion risks. Acquisition transactions are accompanied by a number of risks, including:

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

   Current and potential competitors offer a variety of software solutions and generally fall within several categories:

    . business intelligence software vendors such as Cognos, Business Objects, Crystal Decisions and Hummingbird;
    . vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;
    .  portal software vendors, such as Plumtree, Viador and Portal Software;
    . database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Ardent;
    . analytic application vendors such as E.piphany; and . other companies that may in the future announce offerings similar to the
       Brio Performance Suite.

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

    .  analytical capabilities;
    .  scalability;
    .  pen architecture;
    .  customer support;
    .  time to market; and
    .  price.

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

   Each of these factors could adversely impact the success of Brio's international operations and, consequently, could harm Brio's business, operating results and financial condition. In particular, Brio's international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a gain on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $334,000 during the three months ended September 30, 2001 and incurred a loss of approximately $215,000 during the three months ended September 30, 2000.

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

   Brio has one issued patent and fourteen pending patent applications. Brio's intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products. Brio's limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has one U.S. patent and fourteen pending applications. The patent applications may not result in the issuance of a patent. Our issued patent and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio's technology or design around our patent or any other patent that we may come to own.

   Despite Brio's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Brio's products or to obtain and use information that Brio regards as propietary. Policing unauthorized use of Brio's products is difficult, and while Brio is unable to determine the extent to which piracy of its software products exists, Brio expects software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the U.S. Brio's means of protecting its proprietary rights in the U.S. or abroad may not be adequate, and competitors may independently develop similar technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Brio's exposure to market risk for changes in interest rates relates primarily to Brio's investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2001, Brio had $13.0 million of cash, cash equivalent and short-term investments with a weighted average variable rate of 1.0%.

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

   Brio currently has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital requirements, should the need arise. As of September 30, 2001, $6.0 million was outstanding under Brio's line of credit and was subsequently repaid. Brio currently has no long-term debt outstanding.

   Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At September 30, 2001, there were no outstanding foreign currency exchange contracts.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   Not applicable.

Item 2. Changes in Securities and Use of Proceeds .

   Not applicable.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

   At Brio's Annual Meeting of Stockholders on September 7, 2001, Brio's stockholders approved the following items:

       1. The election of the following individuals as directors of Brio:

                           Authority
                   For     Withheld
                ---------- ---------
Ofir J. Kedar.. 27,343,493  300,133
E. Floyd Kvamme 27,557,851   85,775
Michael Cline.. 27,543,484  100,142

       2. The amendment of Brio's Amended and Restated Certificate of Incorporation in order to change the name of the company from "Brio Technology, Inc." to "Brio Software, Inc.":

          For: 27,553,727  Against: 76,023  Abstain: 13,876  Broker non-votes:
       None

       3. The ratification of the appointment of Arthur Andersen LLP as Brio's independent public accounts for the fiscal year ending March 31, 2002.

          For: 27,573,810  Against: 39,889  Abstain: 5,927  Broker non-votes:
       None

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits:

       10.27 Confidential Resignation Agreement and General Release of Claims between Brio and Arun Shah dated July 6, 2001. +

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

Date: November 14, 2001