Form 10-Q
period 2001-12-31
BRIO SOFTWARE INC
filed 2002-02-14
CIK 1056294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-23997

BRIO SOFTWARE, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	77-0210797 (I.R.S. Employer Identification No.)
4980 Great America Parkway
Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 496 – 7400
(Registrant’s telephone number, including area code)
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

Yes  ☒            No  ☐

As of February 11, 2002, there were 29,982,484 shares of the registrant’s Common Stock outstanding.

BRIO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2001

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,769	$13,048
Short-term investments	42	2,280
Accounts receivable, net of allowance of $2,641 and $2,814	21,306	35,436
Inventories	187	333
Deferred income taxes	447	447
Prepaid expenses and other current assets	5,221	4,877

Total current assets	42,972	56,421
Property and equipment, net	26,634	31,508
Other assets	1,609	1,626

	$71,215	$89,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,667	$—
Accounts payable	9,073	7,679
Accrued liabilities—
Payroll and related benefits	6,998	13,307
Other	9,118	10,573
Deferred revenue, current	28,687	30,363

Total current liabilities	55,543	61,922
Noncurrent deferred revenue	607	793
Long-term debt	3,333	—
Other noncurrent liabilities	832	473

Total liabilities	60,315	63,188

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	90,281	83,720
Notes receivable from stockholders	(12)	(36)
Deferred compensation	—	(32)
Accumulated components of comprehensive income	488	756
Accumulated deficit	(79,887)	(58,070)

Total stockholders’ equity	10,900	26,367

	$71,215	$89,555

See accompanying notes.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Revenues:
License fees	$14,143	$22,835	$40,335	$60,787
Services	14,067	16,023	45,115	44,982

Total revenues	28,210	38,858	85,450	105,769

Cost of revenues:
License fees	453	830	1,586	2,794
Services	4,964	7,033	18,975	19,812

Total cost of revenues	5,417	7,863	20,561	22,606

Gross profit	22,793	30,995	64,889	83,163

Operating expenses:
Research and development	5,371	6,672	19,065	18,968
Sales and marketing	15,107	21,484	49,276	62,569
General and administrative	3,173	3,361	9,023	10,830
Non-recurring expenses	453	—	5,767	—
Stock compensation charges	3,541	—	3,541	—

Total operating expenses	27,645	31,517	86,672	92,367

Loss from operations	(4,852)	(522)	(21,783)	(9,204)
Interest and other income (expense), net	(104)	262	(3)	177

Loss before provision for income taxes	(4,956)	(260)	(21,786)	(9,027)
Provision for income taxes	6	—	31	—

Net loss	$(4,962)	$(260)	$(21,817)	$(9,027)

Basic and diluted net loss per share	$(0.17)	$(0.01)	$(0.74)	$(0.32)

Shares used in computing basic and diluted net loss per share	29,626	28,385	29,320	28,204

Supplemental stock compensation charges data:

Cost of revenues	$404	$—	$404	$—
Research and development	588	—	588	—
Sales and marketing	982	—	982	—
General and administrative	1,567	—	1,567	—

Total stock compensation charges	$3,541	$ —	$3,541	$—

See accompanying notes.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(21,817)	$(9,027)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	6,308	4,598
Provision for returns and doubtful accounts	350	706
Deferred compensation amortization	25	46
Stock compensation	3,994	—
Loss on abandonment or disposal of property and equipment	3,670	60
Changes in operating assets and liabilities—
Accounts receivable	13,780	193
Note receivable from officer	—	(1,500)
Inventories	146	419
Deferred income taxes	—	1,258
Prepaid expenses and other assets	(600)	1,022
Accounts payable and accrued liabilities	(6,755)	(4,475)
Deferred revenue	(1,862)	4,038
Other non-current liabilities	359	331

Cash used in operating activities	(2,402)	(2,331)

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(1,456)
Sales of short-term investments	2,171	9,261
Purchases of property and equipment	(4,831)	(20,297)
Proceeds from sale of property and equipment	—	890

Cash used in investing activities	(2,660)	(11,602)

Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit	6,000	—
Repayments under line of credit	(6,000)	—
Proceeds from long-term debt	5,000	—
Proceeds from issuance of common stock, net	2,960	5,983
Proceeds from repayment of notes receivable from stockholders	24	417

Cash provided by financing activities	7,984	6,400

Net increase (decrease) in cash and cash equivalents	2,922	(7,533)
Effect of exchange rate changes on cash	(201)	121
Cash and cash equivalents, beginning of period	13,048	21,573

Cash and cash equivalents, end of period	$15,769	$14,161

Noncash operating activities:
Negotiated reduction in implementation services classified as accounts payable and property and equipment	$1,417	$—

See accompanying notes.

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Brio, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio’s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 2001.

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

Revenue Recognition

The Company’s revenues are derived from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting.

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

Comprehensive Loss

A summary of comprehensive loss follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(4,962)	$(260)	$(21,817)	$(9,027)
Unrealized gain (loss) on short-term investments	11	(69)	(67)	(140)
Foreign currency translation adjustment	17	(181)	(201)	121

Comprehensive loss	$(4,934)	$(510)	$(22,085)	$(9,046)

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three and nine months ended December 31, 2001 and 2000, potential common shares from conversion of stock options and warrants have been excluded from the calculation of diluted net loss per share because Brio incurred a loss in these periods and, therefore, their affect would be antidilutive. Potential common shares of 159,000 for the three months ended December 31, 2001, 513,000 for the nine months ended December 31, 2001, 1,071,000 for the three months ended December 31, 2000 and 1,964,000 for the nine months ended December 31, 2000 were not included in the computation of diluted net loss per share. Potential common shares exclude any shares that may be issued in connection with the stock bonus program.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002 at which time all previous goodwill will have been fully amortized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and certain provisions of APB Opinion 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS No. 144 will not have a material effect on Brio’s financial statements.

In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective April 1, 2002, the Company will apply this Announcement and will reclassify prior periods.

Note 2.    Line of Credit, Long-term Debt and Other

In December 2001, Brio entered into an accounts receivable based revolving bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2001). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million with interest at the bank’s prime rate plus three percent (7.5% at December 31, 2001) and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including Brio’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of December 31, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to achieve minimum profitability or not exceed a maximum quarterly loss, maximum capital expenditure limits and minimum recurring domestic maintenance revenue requirements. Brio was in compliance with these covenants as of December 31, 2001. As of December 31, 2001, $5.0 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $3.3 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2001, there was $7.3 million available under the line of credit and no amounts other than the term loan are outstanding under the line of credit.

In December 2001, Brio cancelled its previous $15.0 million accounts receivable based bank line of credit. In addition, in January 2002, a $300,000 letter of credit issued to support a facilities lease was cancelled.

During the three months ended September 30, 2001, Brio negotiated a reduction for certain implementation services with a vendor for $1,417,000. This was reflected as a reduction in property and equipment and accounts payable. In addition, Brio negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bears interest at five percent per annum, is due on or before March 15, 2002 and is included in accounts payable in the accompanying balance sheets.

Note 3.    Industry Segment and Geographic Information

Brio adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in fiscal 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Brio is organized based upon the nature of the products and services it offers. Under this organizational structure, Brio operates in two business segments: license fees and services. Brio evaluates its segment’s performance based on several factors including revenue and gross profit. Brio does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor does Brio allocate long-term assets by business segment.

Revenues by geographic location were as follows for the three and nine months ended December 31, 2001 and 2000 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues by Geography:
Domestic	$21,583	$31,075	$64,797	$84,763
International	6,627	7,783	20,653	21,006

Total revenues	$28,210	$38,858	$85,450	$105,769

No one foreign country comprised more than 10% of total revenues for the three and nine months ended December 31, 2001 or 2000. None of Brio’s international operations have material items of long-lived assets.

Note 4.    Litigation

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object’s pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of December 31, 2001, approximately $1.5 million is included in the accompanying balance sheet in accrued liabilities representing the gross value of the remaining quarterly payments. As of March 31, 2001, approximately $2.9 million is included in the accompanying balance sheet in accrued liabilities of which $3.0 million represents the gross value of the remaining quarterly payments, offset by $119,000 which represents the interest that will be recognized over the remaining quarterly payments. The remaining payments will be made in $500,000 installments at various dates through July 2002.

Note 5.    Non-recurring Expenses

Non-recurring Expenses.    In June 2001, Brio’s Board of Directors approved a restructuring plan to align Brio’s expenses with its revenues. Non-recurring expenses for the three and nine months ended December 31, 2001 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

	Three Months Ended December 31, 2001	Nine Months Ended December 31, 2001
Restructuring charges	$453	$2,097
Abandonment of property and equipment	—	3,670

Total non-recurring expenses	$453	$5,767

The restructuring charges as of December 31, 2001 are as follows (in thousands):

	Severance and Related Benefits	Lease Loss	Total Restructuring
Total charge in first quarter fiscal 2002	$431	$—	$431
Amount utilized in first quarter fiscal 2002	(125)	(—)	(125)

Accrual balance at June 30, 2001	306	—	306
Total charge in second quarter fiscal 2002	996	217	1,213
Amount utilized in second quarter fiscal 2002	(1,197)	(134)	(1,331)

Accrual balance at September 30, 2001	105	83	188
Total charge in third quarter fiscal 2002	309	144	453
Amount utilized in third quarter fiscal 2002	(358)	(107)	(465)

Accrual balance at December 31, 2001	$56	$120	$176

During the nine months ended December 31, 2001, Brio recorded approximately $1.7 million in costs associated with severance and related benefits. Brio reduced its headcount by approximately 181 employees with reductions across all functional areas and locations. Of the 181 employees that were terminated, 66 related to cost of services, 23 related to research and development, 72 related to sales and marketing and 20 employees related to the general and administrative area. Brio expects to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter. In addition, the facility consolidations are expected to lower facilities expenses that would have been incurred had Brio continued to occupy the leased facilities it abandoned by $430,000 annually.

The facilities consolidation expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate of time to sublease, actual sublease rates, etc. Brio has estimated that the high end of the lease loss could be an additional $108,000 if operating lease rental rates continue to decrease in this market should it take longer than expected to find a suitable tenant to sublease the facility.

For the nine months ended December 31, 2001, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Note 6.    Stock Option Exchange Program

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record an expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation expense.

For the three and nine months ended December 31, 2001, Brio recognized stock compensation expense of approximately $3.5 million relating to the option exchange program. Stock compensation charges related to personnel in the following expense captions (in thousands):

Three and Nine Months Ended December 31, 2001
Cost of revenues	$404
Research and development	588
Sales and marketing	982
General and administrative	1,567

Total stock compensation charges	$3,541

Note 7.    Stock Bonus Plan

In November 2001, Brio announced a stock bonus program. Under the stock bonus program, Brio instituted a temporary salary deferral for the three months ended December 31 2001, whereby all North American and certain international employees participated. Upon Brio achieving certain financial objectives set by its Board of Directors, the temporary salary deferral would be paid back in common stock or cash, at the election of the Board of Directors, in installments at various dates through July 2002. If the salary deferral is paid back in common stock, the number of shares to be issued is determined by the total value to be reimbursed divided by the market value of the stock on the date of issuance. Brio achieved the financial objective set by its Board of Directors and recorded an expense of $1.1 million for the salary deferral during the three months ended December 31, 2001. The related liability is recorded in other accrued liabilities in the accompanying balance sheets. The first installment of the salary deferral was paid in January 2002 by the issuance of 160,747 shares of common stock. In addition, certain executives have agreed to receive their guaranteed bonuses of $385,000 in stock rather than cash.

Note 8.    Other

In December 2001, Brio modified certain stock option grants in connection with a termination that resulted in additional non-cash stock compensation of $68,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and with Brio’s audited financial statements and notes thereto for the fiscal year ended March 31, 2001 included in Brio’s Form 10-K, as amended, and the other information included elsewhere in this Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors That May Affect Future Operating Results” below.

Overview

Brio Software, Inc. (Brio) is a leading provider of next-generation business intelligence solutions that help companies to achieve breakthrough business performance. The Brio Performance Suite expands business intelligence beyond advanced query and analysis technologies to include powerful information delivery through enterprise-class reporting and personalized performance dashboards. Brio products enable individuals, workgroups and executives in an organization to turn enterprise information into actionable insight, resulting in superior decisions and business performance. Brio had net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $5.0 million during the three months ended December 31, 2001 and approximately $21.8 million during the nine months ended December 31, 2001. Brio had an accumulated deficit of approximately $79.9 million as of December 31, 2001. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to Brio’s operating results fluctuations in future periods.

Brio has implemented several cash conservation measures to help improve its overall cash position. Specifically, Brio has cut expenses through reductions in headcount across the organization, a temporary salary deferral for all North American and some international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. Brio will continue to evaluate and implement additional cash conservation measures as circumstances dictate. Brio may sell additional equity or debt securities or modify or obtain credit facilities to further enhance its cash position.

Brio’s revenues consist of license fees for software products and fees for services, including software maintenance and support, training and system implementation consulting. Revenues in current periods are generally attributable to the sale of the most recent version of Brio’s products. Brio generally discontinues marketing older product versions when a new product version is introduced. The products are typically licensed on a per user basis with the price per user varying based on the selection of products licensed or on a per computer server basis with the price varying based on the computing power of the server. Additionally, Brio also sells larger enterprise-wide implementations of its products through site, enterprise or unlimited licenses with the price per site varying based on the selection of:

•	products licensed;
•	the number of authorized users or computer servers for each product at each site or within each enterprise; and
•	the number of licensed sites/enterprises.

Revenues from license fees are recognized upon shipment of the software if:

•	persuasive evidence of an arrangement exists;
•	collection of the resulting receivable is probable;
•	the fee is fixed or determinable; and
•
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

To date, Brio has derived revenues from license fees principally from direct sales of software products to end users through Brio’s direct sales force. Although Brio believes that such direct sales will continue to account for a significant portion of revenues from license fees in the foreseeable future, Brio has developed, and intends to continue to develop, reselling relationships with Value Added Resellers (VARs), Private Label Partners (PLPs), resellers, system integrators and distributors. Brio expects that revenues from sales through VARs, PLPs, resellers, system integrators and distributors will increase in the future as a percentage of revenues from license fees. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 21% of total revenues for fiscal 2001, approximately 26% of total revenues for fiscal 2000 and approximately 21% of total revenues for fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 22% of total revenues for the three months ended December 31, 2001 and 2000. Brio’s ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales in the future, will depend in large part upon its success in expanding and maintaining relationships with VARs, PLPs, resellers, system integrators and distributors. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to Brio’s sales strategy.

Brio is also increasing its efforts to sell licenses to larger, enterprise-wide implementations of Brio’s products, rather than departmental or local network sales, which may increase the complexity and length of the sales cycle. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to the sales cycle of Brio’s products.

Brio has, to date, sold its products internationally through direct sales offices in Canada, Brazil, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia, and indirectly through established distribution relationships in more than 40 countries, including Italy, The Netherlands and South Africa. Brio’s direct sales offices in the United Kingdom, China and Australia were formed through the acquisition of distributors in those countries. Sales to customers outside of the United States and Canada, including sales generated by Brio’s foreign subsidiaries, represented approximately 20% of total revenues for fiscal 2001 and approximately 18% of total revenues for fiscal 2000 and fiscal 1999. Sales to customers outside of the United States and Canada, including sales generated by Brio’s foreign subsidiaries, represented approximately 23% of total revenue for the three months ended December 31, 2001 and approximately 20% of total revenues for the three months ended December 31, 2000. A substantial portion of Brio’s international sales in the past have been denominated and collected in foreign currencies and Brio believes that a portion of its cost of revenues and operating expenses will continue to be incurred in foreign currencies. To date, there have been no material effects of changes in foreign currency exchange rates on revenues or operating expenses. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 in fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $105,000 during the three months ended December 31, 2001 and incurred a gain of approximately $141,000 during the three months ended December 31, 2000. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of Brio’s revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although Brio has not historically undertaken foreign exchange hedging transactions to cover its potential foreign currency exposure, it may do so in the future. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to Brio’s international sales strategy.

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Consolidated Statements of Operations Data:
Revenues:
License fees	50%	59%	47%	57%
Services	50	41	53	43

Total revenues	100	100	100	100
Cost of revenues:
License fees	2	2	2	3
Services	18	18	22	19

Total cost of revenues	20	20	24	22

Gross profit	80	80	76	78
Operating expenses:
Research and development	19	17	22	18
Sales and marketing	54	55	58	59
General and administrative	11	9	10	10
Non-recurring expenses	2	—	7	—
Stock compensation charges	12	—	4	—

Total operating expenses	98	81	101	87

Loss from operations	(18)	(1)	(25)	(9)
Interest and other income (expense), net	—	—	—	—

Net loss before provision for income taxes	(18)	(1)	(25)	(9)
Provision for income taxes	—	—	—	—

Net Loss	(18)%	(1)%	(25)%	(9)%

Revenues

Brio derives revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $10.6 million or 27% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $20.3 million or 19% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The decreases were due to the slowing global economy and the September 11, 2001 tragedy, resulting in continuing lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues, specifically training and consulting revenues, varied significantly when compared to historical results.

Revenues by geographic location were as follows for the three and nine months ended December 31, 2001 and 2000 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues by Geography:
Domestic	$21,583	$31,075	$64,797	$84,763
International	6,627	7,783	20,653	21,006

Total revenues	$28,210	$38,858	$85,450	$105,769

Revenue from international sources decreased $1.2 million or 15% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $353,000 or 2% for the nine months ended December 31, 2000. The decreases were primarily due to fewer sales in the Asia Pacific Region compared to historical results.

License Fees.    Revenues from license fees decreased $8.7 million or 38% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $20.5 million or 34% for the nine months ended December 31, 2001 compared to nine months ended December 31, 2000. The decreases were due to the slowing global economy, combined with the September 11, 2001 tragedy, resulting in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

Services.    Services revenues decreased $2.0 million or 12% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The decrease was due lower training and consulting revenues, offset by an increase in maintenance and support revenues related to Brio’s installed customer base. Services revenues increased $133,000 for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The increase was due to an increase in maintenance and support revenues related to Brio’s installed customer base, offset by lower training and consulting revenues.

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, third-party royalties, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $377,000 or 45% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $1.2 million or 43% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The decreases in absolute dollars were due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing “shrinkwrapped” product.

Services.    Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $2.1 million or 29% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $837,000 or 4% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to the workforce reduction in the services organizations, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Cost of revenues from services may vary between periods due to varying levels of expenditures required to build the services organization.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $1.3 million or 19% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. Substantially all of the decrease was due to the workforce reduction in the research and development organization, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Research and development expenses increased $97,000 or 1% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The increase was primarily due to increased costs required to develop new products and enhance existing products, offset by the workforce reduction in the research and development organization during the three months ended December 31, 2001, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Brio expects that its research and development expenses will continue to vary as a percentage of total revenue as Brio may commit substantial resources to research and development in the future as it believes that investment for research and development is essential to product and technical leadership.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $6.4 million or 30% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $13.3 million or 21% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to lower commission expenses in the sales organization relating to the decrease in total revenues and the workforce reduction in the sales and marketing organizations, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. During the remainder of fiscal 2002, Brio anticipates that sales and marketing expenditures will remain flat in absolute dollars and may vary as a percentage of total revenues.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $188,000 or 6% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $1.8 million or 17% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to the workforce reduction in the general and administrative organization. Brio expects that its general and administrative expenses will continue to vary as a percentage of total revenues.

Non-recurring Expenses.    In June 2001, Brio’s Board of Directors approved a restructuring plan to align Brio’s expenses with its revenues. Non-recurring expenses for the three and nine months ended December 31, 2001 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2001	2001
Restructuring charges	$453	$2,097
Abandonment of property and equipment	—	3,670

Total non-recurring expenses	$453	$5,767

The restructuring charges as of December 31, 2001 are as follows (in thousands):

	Severance and Related Benefits	Lease Loss	Total Restructuring
Total charge in first quarter fiscal 2002	$431	$—	$431
Amount utilized in first quarter fiscal 2002	(125)	(—)	(125)

Accrual balance at June 30, 2001	306	—	306
Total charge in second quarter fiscal 2002	996	217	1,213
Amount utilized in second quarter fiscal 2002	(1,197)	(134)	(1,331)

Accrual balance at September 30, 2001	105	83	188
Total charge in third quarter fiscal 2002	309	144	453
Amount utilized in third quarter fiscal 2002	(358)	(107)	(465)

Accrual balance at December 31, 2001	$56	$120	$176

During the nine months ended December 31, 2001, Brio recorded approximately $1.7 million in costs associated with severance and related benefits. Brio reduced its headcount by approximately 181 employees with reductions across all functional areas and locations. Of the 181 employees that were terminated, 66 related to cost of services, 23 related to research and development, 72 related to sales and marketing and 20 employees related to the general and administrative area. Brio expects to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter. In addition, the facility consolidations are expected to lower facilities expenses that would have been incurred had Brio continued to occupy the leased facilities it abandoned by $430,000 annually.

The facilities consolidation expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate of time to sublease, actual sublease rates, etc. Brio has estimated that the high end of the lease loss could be an additional $108,000 if operating lease rental rates continue to decrease in this market should it take longer than expected to find a suitable tenant to sublease the facility.

For the nine months ended December 31, 2001, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Stock Compensation Charges.    In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record an expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation expense.

For the three and nine months ended December 31, 2001, Brio recognized stock compensation expense of approximately $3.5 million relating to the option exchange program. Stock compensation charges related to personnel in the following expense captions (in thousands):

Three and Nine Months Ended December 31,
2001
Cost of revenues	$404
Research and development	588
Sales and marketing	982
General and administrative	1,567

Total stock compensation charges	$3,541

Stock Bonus Program.    In November 2001, Brio announced a stock bonus program. Under the stock bonus program, Brio instituted a temporary salary deferral for the three months ended December 31 2001, whereby all North American and certain international employees participated. Upon Brio achieving certain financial objectives set by its Board of Directors, the temporary salary deferral would be paid back in common stock or cash, at the election of the Board of Directors, in installments at various dates through July 2002. If the salary deferral is paid back in common stock, the number of shares to be issued is determined by the total value to be reimbursed divided by the market value of the stock on the date of issuance. Brio achieved the financial objective set by its Board of Directors and recorded an expense of $1.1 million for the salary deferral during the three months ended December 31, 2001. The related liability is recorded in other accrued liabilities in the accompanying balance sheets. The first installment of the salary deferral was paid in January 2002 by the issuance of 160,747 shares of common stock. In addition, certain executives have agreed to receive their guaranteed bonuses of $385,000 in stock rather than cash.

Deferred Compensation.    In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Approximately $4,000 was expensed during the three months ended December 31, 2001, approximately $25,000 was expensed during the nine months ended December 31, 2001, approximately $14,000 was expensed during the three months ended December 31, 2000 and approximately $46,000 was expensed during the nine months ended December 31, 2000. As of December 31, 2001, all deferred compensation has been expensed.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised primarily of interest income, foreign currency transaction gains or losses and interest charges relating to the Business Objects litigation settlement. Interest and other income (expense), net, increased $366,000 to a net expense of $104,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and increased $180,000 to a net expense of $3,000 for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The increases in expense were due to lower interest income due to lower cash, cash equivalent and short-term investment balances and losses on foreign currency translations resulting from intercompany receivables from foreign subsidiaries.

Income Taxes

Brio recorded net losses for the three and nine months ended December 31, 2001 and 2000. Given the uncertainty over achieving profitability during the remainder of fiscal 2002 and beyond, Brio did not record a deferred tax benefit relating to the loss incurred in the three and nine months ended December 31, 2001 and 2000. The provision for income taxes for the three and nine months ended December 31, 2001 relates to certain profitable foreign subsidiaries.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, Brio plans to adopt this standard effective April 1, 2002 at which time all previous goodwill will have been fully amortized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and certain provisions of APB Opinion 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS No. 144 will not have a material effect on Brio’s financial statements.

In November 2001, the FASB issued a Staff Announcement, Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective April 1, 2002, the Company will apply this Announcement and will reclassify prior periods.

Liquidity and Capital Resources

In December 2001, Brio entered into an accounts receivable based revolving bank line of credit. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2001). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million with interest at the bank’s prime rate plus three percent (7.5% at December 31, 2001) and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including Brio’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line. As of December 31, 2001, the line of credit requires Brio to comply with various covenants, including quarterly requirements to achieve minimum profitability or not exceed a maximum quarterly loss, maximum capital expenditure limits and minimum recurring domestic maintenance revenue requirements. Brio was in compliance with these covenants as of December 31, 2001. As of December 31, 2001, $5.0 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $3.3 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2001, there was $7.3 million available under the line of credit and no amounts other than the term loan are outstanding under the line of credit.

In December 2001, Brio cancelled its previous $15.0 million accounts receivable based bank line of credit. In addition, in January 2002, a $300,000 letter of credit issued to support a facilities lease was cancelled.

During the three months ended September 30, 2001, Brio negotiated a reduction for certain implementation services with a vendor for $1,417,000. This was reflected as a reduction in property and equipment and accounts payable. In addition, Brio negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bears interest at five percent per annum, is due on or before March 15, 2002 and is included in accounts payable in the accompanying balance sheets.

Net cash used in operating activities was $2.4 million for the nine months ended December 31, 2001. Net cash used in operating activities was $2.3 million for the nine months ended December 31, 2000. The increase of approximately $100,000 was due to changes in operating assets and liabilities of approximately $12.7 million, specifically, the timing of the collections of accounts receivable and changes in deferred revenue, offset by increases in net losses of approximately $12.8 million.

Net cash used in investing activities was $2.7 million for the nine months ended December 31, 2001, consisting primarily of approximately $4.8 million for purchases of property and equipment, net of proceeds, offset by approximately $2.1 million of sales of short-term investments. Net cash used in investing activities was $11.6 million for the nine months ended December 31, 2000, consisting primarily of approximately $19.4 million for purchases of property and equipment, net of proceeds, offset by approximately $7.8 million of sales of short-term investments, net of purchases.

Net cash provided by financing activities was $8.0 million for the nine months ended December 31, 2001, consisting primarily of proceeds from borrowings under the line of credit, net of repayments, proceeds from long-term debt, proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $6.4 million for the nine months ended December 31, 2000, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

Brio has implemented several cash conservation measures to help improve its overall cash position. Specifically, Brio has cut expenses through reductions in headcount across the organization, a temporary salary deferral for all North American and some international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. Brio will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

Brio currently has no material commitments other than those under operating lease agreements. Additionally, Brio will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to those of Brio, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet Brio’s operating requirements through December 2002 based upon Brio’s projections which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to December 2002. Brio may sell additional equity or debt securities or modify or obtain credit facilities to further enhance its cash position. The sale of additional securities could result in additional dilution to Brio stockholders.

Risk Factors That May Affect Future Operating Results

We desire to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

Brio’s quarterly operating results will likely fluctuate based on factors beyond our control.    Brio has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results based on a number of factors, many of which are not within its control. Among other things, Brio’s operating results have fluctuated in the past due to:

•	the timing of product enhancements and new product announcements;
•	the lengthy sales cycle of its products;
•	market acceptance of and demand for its products;
•	capital spending patterns of its customers;
•	customer order deferrals in anticipation of enhancements or new products;
•	its ability to attract and retain key personnel;
•	the mix of domestic and international sales;
•	the mix of license and service revenues;
•	personnel changes; and
•	changes in the timing and level of operating expenses.

During the three and nine months ended December 31, 2001, Brio found that several of these factors negatively impacted its profitability. In particular, Brio found that the slowing global economy, combined with the September 11, 2001 tragedy, resulted in continuing lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results.

In addition, the announcement or introduction of new products by Brio or its competitors or any change in industry standards may cause customers to defer or cancel purchases of existing products. Furthermore, the introduction of products with reliability, quality or compatibility problems could result in reduced orders, delays in collecting accounts receivable and additional service costs. Accordingly, Brio’s results of operations may also fluctuate in the future due to a number of additional factors, including but not limited to those discussed above, as well as:

•	the number and significance of product enhancements and new product announcements by competitors;
•	changes in pricing policies by Brio and its competitors;
•	Brio’s ability to develop, introduce and market new and enhanced versions of its products on a timely basis;
•	customer order deferrals in anticipation of enhancements or new products offered by competitors;
•	nonrenewal of service agreements, software defects and other product quality problems;
•	the mix of direct and indirect sales;
•	currency fluctuations; and
•	general economic conditions.

Due to these factors, quarterly revenue and operating results are difficult to forecast and may not meet expectations.

Brio has a history of net losses, and may not be profitable in the future.    Brio has a history of net losses, and cannot provide any assurance that we will experience revenue growth or profitability on a quarterly or annual basis in the future. In particular, Brio incurred net losses applicable to common stock of $9.7 million in fiscal 2001, $10.9 million in fiscal 2000 and $753,000 in fiscal 1999. Brio incurred a net loss of approximately $5.0 million during the three months ended December 31, 2001 and approximately $21.8 million for the nine months ended December 31, 2001. As of December 31, 2001, Brio had stockholders’ equity of approximately $10.9 million and an accumulated deficit of approximately $79.9 million.

Brio has implemented several cash conservation measures to help improve its overall cash position and help align Brio’s expenses with its revenues to achieve profitability. Specifically, Brio has cut expenses through reductions in headcount across the organization, a temporary salary deferral for all North American and some international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. However, there is no guarantee that these cash conservation measures or any other cash conservation measures that Brio may implement in the future will help Brio achieve profitability.

Brio anticipates a reduced rate of revenue growth in the future.    Brio may not sustain the same rate of revenue growth it has experienced in the past in future periods. Our prospects for increased future revenues must be considered in light of the risks, expenses and difficulties frequently encountered by companies in a similar stage of development, particularly companies in rapidly evolving markets and the recent downturn in the economy. To address these risks, the company must:

•	successfully increase the scope of its operations;
•	respond to competitive developments;
•	continue to attract, retain and motivate qualified personnel;
•	continue to commercialize products incorporating advanced technologies; and
•	successfully implement an organizational infrastructure to maintain revenue growth.

Brio may not be able to achieve these goals.

Seasonality may affect Brio’s results.    Brio has experienced seasonality due to customer capital spending patterns and the general summer slowdown in sales. Brio expects to continue to experience seasonality as a result of these factors. This seasonality could materially hurt results of operations, particularly for the quarters ending June 30 or September 30.

If Brio’s operating results do not meet financial analysts’ expectations, our stock price may decline.    If Brio does not meet its financial analysts’ expectations in the future, its reported or anticipated operating results may fail to meet or exceed the expectations of securities analysts or investors. In that event, Brio’s common stock price could be materially reduced.

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

Brio’s success depends on key personnel who may not continue to work for it.    The loss of the services of any of Brio’s key personnel or the inability to attract or retain qualified personnel in the future could harm Brio’s business, operating results and financial condition. The success of Brio will depend to a significant degree upon the continued contributions of key management, engineering and sales and marketing personnel. Because competition for qualified personnel exists, Brio may not be successful in attracting and retaining the personnel it seeks.

Brio has employment contracts with only six members of its executive management personnel. Brio does not maintain “key person” life insurance on any of its executive management.

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

Because the sales cycle for Brio’s products is long, the timing of sales is difficult to predict and Brio’s quarterly revenues and earnings may fluctuate significantly.    Based in part on the lengthy sales cycle for Brio’s products and the recent downturn in the economy, quarterly revenues and operating results could vary significantly in the future. The sales cycle associated with the purchase of Brio’s products is typically six to twelve months in length and subject to a number of significant risks over which Brio has little or no control, including customers’ budgeting constraints and internal acceptance review procedures. In particular, large-scale deployments of Brio’s products, which are becoming more prevalent in the industry, take longer to evaluate, implement and close than historical sales cycles seem to indicate. Sales transactions may be delayed during the customer acceptance process because Brio must provide a significant level of education to prospective customers regarding the use and benefits of its products. Additionally, the sales cycle for Brio’s products in international markets has historically been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. Accordingly, if Brio’s international operations expand, the average sales cycle for its products is expected to lengthen. In addition, Brio anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of those orders could cause material fluctuations in operating results, particularly on a quarterly basis.

Because Brio expects to achieve revenue growth and increased margins through indirect sales channels, Brio’s failure to develop and manage indirect sales channels could limit its sales growth and financial performance.    Brio may not be able to continue to attract and retain additional indirect channel partners that will be able to market its products effectively and provide timely and cost-effective customer support and services. Brio may not be able to manage conflicts within its indirect channel or that its focus on increasing sales through the indirect channels will not divert management resources and attention from direct sales. In addition, Brio’s agreements with indirect channel partners do not restrict the channel partners from distributing competing products, and in many cases may be terminated by either party without cause. The ability of Brio to achieve revenue growth and improved operating margins on product sales in the future will depend in large part upon its success in expanding and maintaining indirect channels worldwide. Indirect channels include VARs, PLPs, resellers, system integrators and distributors.

To date, Brio has generated a majority of its sales from its direct sales force, and has supplemented its direct sales efforts with the efforts of VARs, PLPs, resellers, system integrators and distributors in a variety of locations throughout the world. These third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. Brio generally offers such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from Brio’s direct and channel sales forces. Brio intends to leverage sales and marketing through indirect channel partners that will distribute or resell Brio’s products in their respective markets. Revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 21% of total revenues in fiscal 2001, approximately 26% of total revenues in fiscal 2000 and approximately 21% of total revenues in fiscal 1999. Revenues from VARs, PLPs, resellers, system integrators and distributors were approximately 22% of total revenues for the three months ended December 31, 2001 and 2000.

Brio may acquire new businesses and technologies, as well as enter into business combinations, which may involve integration and transaction completion risks.    Acquisition transactions are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;
•	the potential disruption of our ongoing business and distraction of management;
•	the difficulty of incorporating acquired technology or content and rights into our products;
•
the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets;
•	unanticipated expenses related to technology integration;
•	the maintenance of uniform standards, controls, procedures and policies;
•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
•	the potential unknown liabilities associated with acquired businesses.

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

Brio is in a highly competitive industry and some of its competitors may be more successful in attracting and retaining customers.    The market in which Brio operates is highly competitive. Brio expects that competition will continue to intensify. Increased competition could result in:

•	price reductions;
•	fewer customer orders;
•	reduced gross margins;
•	longer sales cycles; and
•	loss of market share.

Brio or its competitors may announce enhancements to existing products, or new products embodying new technologies, industry standards or customer requirements that have the potential to supplant or provide lower-cost alternatives to Brio’s existing products.

Current and potential competitors offer a variety of software solutions and generally fall within several categories:

•	business intelligence software vendors such as Cognos, Business Objects, Crystal Decisions and Hummingbird;
•	vendors offering alternative approaches to delivering reporting and analysis capabilities to users, such as MicroStrategy, Computer Associates, Information Advantage and Actuate;
•	portal software vendors, such as Plumtree, Viador and Portal Software;
•	database vendors that offer client products that operate specifically with their proprietary database, such as Microsoft, IBM, Oracle and Ardent;
•	analytic application vendors such as E.piphany and Hyperion; and
•	other companies that may in the future announce offerings similar to the Brio Performance Suite.

These competitors may be able to respond more quickly than Brio to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than Brio. Brio expects additional competition as other established and emerging companies enter into the business intelligence software market and new products and technologies are introduced. Brio will compete on the basis of the following factors:

•	completeness of product offering;

•	product features;
•	ease of use;
•	product performance;
•	product quality;
•	analytical capabilities;
•	scalability;
•	open architecture;
•	customer support;
•	time to market; and
•	price.

Our failure to compete favorably in these areas could limit our ability to attract and retain customers, which could have a material adverse affect on our results of operations.

Market consolidation may create more formidable competitors.    Alliances among current and new competitors may emerge and rapidly gain significant market share. The failure of Brio to compete successfully against current and future competitors could materially harm its business, operating results and financial condition by driving down prices and reducing revenue growth. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Brio’s prospective customers. Current or future indirect channel partners of Brio may establish cooperative relationships with current or potential competitors, thereby limiting Brio’s ability to sell its products through particular distribution channels. Such competition could have a material adverse effect on Brio’s ability to obtain new licenses and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require Brio to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial condition.

Brio’s plans to expand internationally expose Brio to risks related to managing international operations, currency exchange rates, tariffs and other difficulties related to foreign operations.    A key component of Brio’s strategy is its planned expansion into additional international markets. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, Brio’s business, operating results and financial condition could be materially harmed. In addition to the uncertainty as to Brio’s ability to expand its international presence, there are risks inherent in doing business on an international level, including:

•	technical difficulties associated with product localization in foreign countries;
•	increased liability and financial exposure under foreign laws;
•	increased difficulty in controlling operating expenses;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	difficulties in staffing and managing foreign operations;
•	longer payment cycles;
•	problems in collecting accounts receivable;
•	political instability;
•	fluctuations in currency exchange rates;
•	seasonal reductions in business activity during the summer months in Europe; and
•	potentially adverse tax consequences.

Each of these factors could adversely impact the success of Brio’s international operations and, consequently, could harm Brio’s business, operating results and financial condition. In particular, Brio’s international sales are generally denominated and collected in foreign currencies, and Brio has not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $870,000 fiscal 2001, approximately $429,000 in fiscal 2000 and approximately $126,000 in fiscal 1999. Brio incurred a loss on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in an amount of approximately $105,000 during the three months ended December 31, 2001 and incurred a gain of approximately $141,000 during the three months ended December 31, 2000.

Brio’s future success will depend upon successful product development in the face of changing customer requirements and rapid technological change.    Brio’s failure to develop and introduce new products and product enhancements on a timely basis that meet changing customer requirements and technological changes could result in reduced demand for or market acceptance of Brio’s products, which could hurt Brio’s business, operating results and financial condition. Brio’s products incorporate a number of advanced technologies, including proprietary data analysis engines, a distributed architecture, as well as Web access and delivery technology. Brio may be required to change and improve its products in response to changes in operating systems, applications, networking and connectivity software, computer and communications hardware, programming tools and computer language technology.

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

Because Brio’s future success will depend upon successful product development in the face of evolving industry standards, failure to introduce new products could hurt its growth and profitability.    Brio’s failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards could delay or hinder demand for or market acceptance of its products, which could hurt Brio’s growth and profitability.

The market may not accept Brio’s products, which would reduce revenues, growth and profitability.    Brio is focusing its selling efforts increasingly on larger, enterprise-wide implementations of its products, and Brio expects these sales to constitute an increasing portion of any of its future revenue growth. Failure of a significant market for analytic solutions to continue to grow, or failure of enterprise-wide implementations of Brio’s products to achieve broad market acceptance, could materially harm Brio’s business, operating results and financial condition. To date, Brio’s selling efforts have resulted in limited enterprise-wide implementations of its products. Brio believes that most companies currently are not yet aware of the benefits of enterprise-wide analytic solutions or of its products and capabilities, nor have most companies deployed analytic solutions on an enterprise-wide basis. Brio’s efforts to promote market awareness of its products and the problems its products address may not be sufficient to build market awareness of the need for analytic solutions or acceptance of Brio’s products.

Product defects could adversely affect Brio’s operating results.    As a result of their complexity, Brio’s software products may contain undetected errors, failures or viruses. Brio or its customers may discover errors in new products or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to Brio’s reputation, which could have a material adverse effect upon Brio’s business, operating results and financial condition. Further, Brio’s license agreements with customers typically contain provisions designed to limit Brio’s exposure for potential claims based on error or malfunctions of Brio’s products. The limitation of liability provisions contained in Brio’s license agreements may not be effective under the laws of all jurisdictions. Brio’s sale and support of its products entail the risk of warranty claims, and Brio’s insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against Brio could have a material adverse effect on its business, operating results and financial condition.

Brio has two issued patents and thirteen pending patent applications. Brio’s intellectual property protection may not be adequate to prevent competitors from entering its markets or developing competing products.    Brio’s limited intellectual property protection may allow competitors to enter its market or develop competing products, resulting in competitive harm to Brio. The methods used by Brio to protect its proprietary rights afford only limited protection. Brio currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Brio currently has two U.S. patents and thirteen pending applications. The patent applications may not result in the issuance of a patent. Our issued patents and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide Brio competitive advantages. Brio may not obtain any more patents. Others may develop technologies that are similar or superior to Brio’s technology or design around our patent or any other patent that we may come to own.

Despite Brio’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Brio’s products or to obtain and use information that Brio regards as proprietary. Policing unauthorized use of Brio’s products is difficult, and while Brio is unable to determine the extent to which piracy of its software products exists, Brio expects software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the U.S. Brio’s means of protecting its proprietary rights in the U.S. or abroad may not be adequate, and competitors may independently develop similar technology.

Investment Risks

Brio’s common stock has a limited trading history and a volatile price.    There has only been a public market for Brio’s common stock since April 30, 1998, and an active public market may not continue. The market price of the shares of Brio’s common stock is likely to be highly volatile and may be significantly affected by a number of factors, including:

•	actual or anticipated fluctuations in our operating results;
•	announcement of business partnerships;
•	technological innovations or new product introductions by us or our competitors;
•	changes of estimates of our future operating results by securities analysts;
•	missing financial analysts’ expectations;
•	developments with respect to copyrights or proprietary rights; or
•	general market conditions.

In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of Brio’s common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Such litigation may occur in the future with respect to Brio, and could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon Brio’s business, operating results and financial condition.

Anti-takeover provisions may adversely effect Brio’s stock price and make it more difficult for a third party to acquire Brio.    Provisions of Brio’s charter documents may have the effect of delaying or preventing a change in control of Brio or its management, which could have a material adverse effect on the market price of Brio’s common stock. These include provisions:

•	relating to a classified board of directors and provisions eliminating cumulative voting;
•	eliminating the ability of stockholders to take actions by written consent; and
•	limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

In addition, the Brio board of directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of Brio’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that Brio may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Brio’s outstanding voting stock, thereby delaying, deferring or preventing a change in control of Brio. Brio has no present plan to issue shares of preferred stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Brio’s exposure to market risk for changes in interest rates relates primarily to Brio’s investment portfolio. Brio maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, Brio had $15.8 million of cash, cash equivalent and short-term investments with a weighted average variable rate of 1.0%.

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

Brio currently has no cash flow exposure due to rate changes for long-term debt obligations. Brio has entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital requirements, should the need arise. As of December 31, 2001, $5.0 million was outstanding under Brio’s revolving line of credit in the form of term loan, of which $1.7 million was classified as short-term and $3.3 million was classified as long-term.

Brio conducts business on a global basis in international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At December 31, 2001, there were no outstanding foreign currency exchange contracts.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.28    Separation and Release Agreement between Brio and Tamara MacDuff dated December 31, 2001. +

10.29    Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated December 14, 2001.

+ Designates management contract or compensatory plan.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIO SOFTWARE, INC.
By:	/s/ CRAIG D. BRENNAN

Craig D. Brennan
President and Chief Executive Officer
(PrincipDal Financial and Accounting Officer)

Date: February 14, 2002