Form 10-Q/A
period 2001-12-31
BRIO SOFTWARE INC
filed 2002-05-21
CIK 1056294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-23997

BRIO SOFTWARE, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	77-0210797 (I.R.S. Employer Identification No.)
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
QUARTERLY REPORT ON FORM 10-Q/A
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

See accompanying notes.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Revenues:
License fees	$14,143	$22,835	$40,335	$60,787
Services	14,067	16,023	45,115	44,982

Total revenues	28,210	38,858	85,450	105,769

Cost of revenues:
License fees (includes $3, $0, $3, and $0, respectively, in stock compensation charges)	456	830	1,589	2,794
Services (includes $401, $0, $401, and $0, respectively, in stock compensation charges)	5,364	7,033	19,375	19,812

Total cost of revenues	5,820	7,863	20,964	22,606

Gross profit	22,390	30,995	64,486	83,163

Operating expenses:
Research and development (includes $588, $0, $588, and $0, respectively, in stock compensation charges)	5,959	6,672	19,653	18,968
Sales and marketing (includes $982, $0, $982, and $0, respectively, in stock compensation charges)	16,090	21,484	50,259	62,569
General and administrative (includes $1,567, $0, $1,567, and $0, respectively, in stock compensation charges)	4,740	3,361	10,590	10,830
Non-recurring expenses	453	—	5,767	—

Total operating expenses	27,242	31,517	86,269	92,367

Loss from operations	(4,852)	(522)	(21,783)	(9,204)
Interest and other income (expense), net	(104)	262	(3)	177

Loss before provision for income taxes	(4,956)	(260)	(21,786)	(9,027)
Provision for income taxes	6	—	31	—

Net loss	$(4,962)	$(260)	$(21,817)	$(9,027)

Basic and diluted net loss per share	$(0.17)	$(0.01)	$(0.74)	$(0.32)

Shares used in computing basic and diluted net loss per share	29,626	28,385	29,320	28,204

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

Note 2.    Line of Credit, Long-term Debt and Other

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2001). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.5% at December 31, 2001), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

Under the prior line of credit that Brio had with Silicon Valley Bank loan, Brio was required to maintain the following financial covenants: (a) a monthly quick ratio of 1.5 to 1.0, and (b)(i) a maximum quarterly loss of $500,000 for the quarter ended March 31, 2001; $2,300,000 for the quarter ended June 30, 2001; $1,000,000 for the quarter ended September 30, 2001; $2,800,000 for the quarter ended December 31, 2001; and (ii) profitable for the quarter ending March 31, 2002.

The line of credit with Foothill Capital initially required Brio to (a) maintain a maximum EBITDA loss of $750,000 for the quarter ended December 31, 2001 and a minimum EBITDA of $750,000 for the quarter ending March 31, 2002; $1,700,000 for the quarter ending June 30, 2002; $2,000,000 for the quarter ending September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter. As of December 31, 2001, Brio was in compliance with these covenants.

As of December 31, 2001, $5.0 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $3.3 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2001, based on domestic eligible accounts receivable there were $7.3 million of additional borrowings available under the line of credit. As of December 31, 2001, no amounts other than the term loan are outstanding under the line of credit.

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

Note 7.    Stock Bonus Plan

To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the quarter ended December 31, 2001, Brio temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus amount during the three months ended December 31, 2001. The related liability is recorded in other accrued liabilities in the accompanying balance sheets. The first installment of the bonus was paid in January 2002 by the issuance of 95,420 shares of common stock. The remaining payments will be made in two additional installments: one in April 2002 and one in July 2002.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

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

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Consolidated Statements of Operations Data:
Revenues:
License fees	50%	59%	47%	57%
Services	50	41	53	43

Total revenues	100	100	100	100
Cost of revenues:
License fees	2	2	2	3
Services	19	18	23	19

Total cost of revenues	21	20	25	22

Gross profit	79	80	75	78
Operating expenses:
Research and development	21	17	23	18
Sales and marketing	57	55	59	59
General and administrative	17	9	11	10
Non-recurring expenses	2	—	7	—

Total operating expenses	97	81	100	87

Loss from operations	(18)	(1)	(25)	(9)
Interest and other income (expense), net	—	—	—	—

Net loss before provision for income taxes	(18)	(1)	(25)	(9)
Provision for income taxes	—	—	—	—

Net Loss	(18)%	(1)%	(25)%	(9)%

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

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, third-party royalties, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $374,000 or 45% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $1.2 million or 43% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The decreases in absolute dollars were due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing “shrinkwrapped” product.

Services.    Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $1.7 million or 24% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $437,000 or 2% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to the workforce reduction in the services organizations, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Cost of revenues from services may vary between periods due to varying levels of expenditures required to build the services organization.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $713,000 or 21% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. Substantially all of the decrease was due to the workforce reduction in the research and development organization, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Research and development expenses increased $685,000 or 4% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. The increase was primarily due to increased costs required to develop new products and enhance existing products, offset by the workforce reduction in the research and development organization during the three months ended December 31, 2001, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. Brio expects that its research and development expenses will continue to vary as a percentage of total revenue as Brio may commit substantial resources to research and development in the future as it believes that investment for research and development is essential to product and technical leadership.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $5.4 million or 25% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and $12.3 million or 20% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to lower commission expenses in the sales organization relating to the decrease in total revenues and the workforce reduction in the sales and marketing organizations, as well as lower facilities, IT and human resource allocations due to the workforce reduction in the various organizations across the company. During the remainder of fiscal 2002, Brio anticipates that sales and marketing expenditures will remain flat in absolute dollars and may vary as a percentage of total revenues.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $1.4 million or 41% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The increase was due to the stock compensation charge, offset by a decrease in discretionary spending. General and administrative expenses decreased $240,000 or 2% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. Substantially all of the decrease was due to the decrease in discretionary spending. Brio expects that its general and administrative expenses will continue to vary as a percentage of total revenues.

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

Stock Bonus Program.    To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the quarter ended December 31, 2001, Brio temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus amount during the three months ended December 31, 2001. The related liability is recorded in other accrued liabilities in the accompanying balance sheets. The first installment of the bonus was paid in January 2002 by the issuance of 95,420 shares of common stock. The remaining payments will be made in two additional installments: one in April 2002 and one in July 2002.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

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

Liquidity and Capital Resources

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2001). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.5% at December 31, 2001), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

Under the prior line of credit that Brio had with Silicon Valley Bank loan, Brio was required to maintain the following financial covenants: (a) a monthly quick ratio of 1.5 to 1.0, and (b)(i) a maximum quarterly loss of $500,000 for the quarter ended March 31, 2001; $2,300,000 for the quarter ended June 30, 2001; $1,000,000 for the quarter ended September 30, 2001; $2,800,000 for the quarter ended December 31, 2001; and (ii) profitable for the quarter ending March 31, 2002.

The line of credit with Foothill Capital initially required Brio to (a) maintain a maximum EBITDA loss of $750,000 for the quarter ended December 31, 2001 and a minimum EBITDA of $750,000 for the quarter ending March 31, 2002; $1,700,000 for the quarter ending June 30, 2002; $2,000,000 for the quarter ending September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter. As of December 31, 2001, Brio was in compliance with these covenants.

As of December 31, 2001, $5.0 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $3.3 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2001, based on domestic eligible accounts receivable there were $7.3 million of additional borrowings available under the line of credit. As of December 31, 2001, no amounts other than the term loan are outstanding under the line of credit.

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

10.28*    Separation and Release Agreement between Brio and Tamara MacDuff dated December 31,   2001. +

10.29*    Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital   Corporation dated December 14, 2001.

+ Designates management contract or compensatory plan.

* Previously filed.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIO SOFTWARE, INC.
By:	/s/ CRAIG COLLINS

Craig Collins
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 20, 2002