Form 10-K
period 2002-03-31
BRIO SOFTWARE INC
filed 2002-05-21
CIK 1056294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-23997

BRIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0210797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4980 Great America Parkway
Santa Clara, California 95054
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 496-7400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  YES  ☒  NO  ☐;  (2)  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,940,544 as of May 17, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 37,065,586 shares of the registrant’s Common Stock issued and outstanding as of May 17, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 21, 2002.

BRIO SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2002

PART I

Certain statements in this Annual Report on Form 10-K, including, but not limited to, certain statements contained in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Brio to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to Brio on the date hereof, and Brio assumes no obligation to update any such forward-looking statements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Operating Results.”

Item 1.     Business.

Overview

Brio Software, Inc., formerly known as Brio Technology, Inc., (Brio) provides software solutions that help companies extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to view data and information, allowing for insight resulting in superior business decisions.

Our products and services are available through our direct sales and professional services organizations located in the United States, Canada, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China, Australia and more than 40 countries worldwide through value added resellers (VARs), private label partners (PLPs), resellers, system integrators and distributors. See Note 4 of Notes to Consolidated Financial Statements for additional information about geographic revenue.

We were incorporated in California in February 1989 and were reincorporated in Delaware in April 1998.

Brio Solution

The Brio Business Performance Suite is a product offering that integrates business information and data, along with enterprise reporting, information delivery and analytical applications. Our product offering is designed to meet a range of decision-making needs for internal employees as well as external customers, vendors and business partners. It aims to increase the business value of enterprise information by empowering everyone in the enterprise to easily access and utilize the information they need to drive better business decisions.

Brio Strategy

Our strategy is to be a leading provider of business performance software for traditional Fortune 1000 companies. Brio’s Business Performance Suite enables companies to improve business performance, using information both internally and throughout the Internet to be more competitive, customer-focused and responsive to the changing demands of business.

The following are key elements of Brio’s strategy:

Extend Technology Development.    We have designed products to satisfy customers’ desire for rapid implementation, intuitive user interfaces, easy integration with existing database and other system software, high performance and limited information technology staff support. Our products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture and Web access and delivery technology based on standards such as Java, HTML and XML. We intend to devote significant resources to research and development efforts and to form strategic relationships that will enable us to further enhance our products’ functionality and ease-of-use.

Broaden Distribution Channels.    To date, we have sold products primarily through our direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia. In addition, we have sold products worldwide through VARs, PLPs, resellers, system integrators and distributors. We intend to grow our direct sales organization to intensify coverage of large organizations and to augment telesales operation to cover smaller organizations. In addition, we will continue to both leverage and grow our existing network of VARs, PLPs, resellers, system integrators and distributors to expand our indirect distribution channel worldwide.

Expand Product Deployments at Existing Customer Sites.    Our products and related services are designed to enable our customers to deploy business intelligence throughout their organizations. Although most organizations initially deploy our products on a departmental or pilot basis, we believe that initial customer success with this deployment can lead to significant opportunities for larger scale adoption of our products within the organization. We intend to focus our sales and services efforts on large organizations seeking large-scale analytic deployments as well as making initial customer pilots or deployments successful.

Leverage Industry Relationships.    To accelerate the adoption of our products as a standard, we have formed strategic relationships that provide for enhanced compatibility with partner technologies and increased market exposure and sales opportunities for our products and services. We also partner with a wide range of training, implementation and application development service providers to enhance our products. Our strategic relationships can, among other things, consist of participation in various sales and marketing initiatives sponsored by these companies, including joint presentations at industry trade shows and conferences and agreements to support certain technology standards promoted by these companies.

Increase International Presence.    Outside of the United States, we have direct sales offices in Canada, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia; have established distributor relationships in more than 40 countries; and localized products in Chinese, French, German, Italian, Japanese, Portuguese (Brazilian) and Spanish. We intend to expand our global sales capabilities by increasing the size of our direct sales force, sales support and marketing organizations and expanding distribution channels in Europe, Latin America and Asia/Pacific, as well as continuing to localize products in selected markets.

Provide Premium Customer Support and Service.    We believe that offering quality service and support is important to customer satisfaction and provides a significant opportunity to build customer loyalty and to differentiate ourselves from the competition. We intend to increase our focus on customer satisfaction by continuing to invest in support services including additional staffing, a Web-based help line and systems infrastructure. In addition, we are committed to providing customer-driven product functionality through feedback from prospects, consultants, partners and customer surveys.

Products and Technology

Brio Intelligence

Brio Intelligence, formerly known as Brio.Enterprise, is an integrated business software suite that incorporates query, analysis and analytical reporting capabilities for client-server and Internet environments. Brio Intelligence includes the following products: Designer, Explorer, Navigator, Insight, Quickview and the Intelligence Server (comprised of the Broadcast Server and the OnDemand Server).

Designer extends the core Brio Intelligence capabilities with application administration functionality to define and manage security, auditing and centralized access to features that enable information technology (IT)departments to control the environment.

Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data and reports and need to be able to create their own queries, analyses and reports.

Navigator is used by analysts or information consumers who do not have the technical ability or need to directly access database tables. These users typically only need access to pre-defined dashboards, data and reports that they can use as a basis for independent analyses.

Insight delivers interactive query, analysis, reporting, charting and analytical capabilities inside a standard Web browser. Whether connected to the Web, to the Intelligence Server or operating without connection, Insight enables users to go beyond viewing static reports to perform independent analysis and reports on the delivered information.

Quickview enables organizations to deliver a portfolio of “view only” analytic applications and reports to users through a Web browser. These portfolios can include fully formatted reports with color, highlights, charts and tables. When used in conjunction with the Intelligence Server, Quickview provides users with the option to query the database live, retrieving data that is used to create their portfolio or to limit the view based on a set of criteria.

The Intelligence Server product includes two server modules, the Broadcast Server and the OnDemand Server. It also includes a unified administration tool. The Intelligence Server is designed to meet the information distribution and data access needs of information consumers, while providing IT departments with centralized control, administration and security management functionality.

The Broadcast Server enables IT departments to control the integrity and distribution of business information. It allows information producers to take queries, analyses and reports created with Brio Intelligence, and to schedule automatic processing and delivery of such reports based on date, time or event. The Broadcast Server pushes the reports and documents in a compressed format out to Web, client-server and mobile users via file transfer protocol, email, Web servers and/or network file servers and printers.

The OnDemand Server is a Web-based application server that offers both mobile and desktop users easy and secure access to a variety of data sources. Users log on to the OnDemand Server to retrieve a personalized list of reports and analysis packages they have privileges to access. With the OnDemand Server adaptive reporting feature, IT departments can determine on a report-by-report basis the level of Insight and Quickview functionality and interactivity that a particular user is allowed. Additionally, the OnDemand Server allows users to author and run database queries over the Web. The server can then pre-build reports and transmit them to Insight and Quickview. The OnDemand Server also automates the installation and maintenance of Insight and Quickview.

Brio Reports

Brio Reports is a volume server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from Brio Reports can range from high-volume printed reports to highly interactive reports delivered via the Web and wireless devices. Brio Reports consists of Report Builder, SQR Server, Viewer and Activator, as described below:

Report Builder is a graphical report development environment enabling users to create enterprise reports via a point-and-click interface. Users can build personalized reports such as visual analysis, with minimal assistance from their IT personnel.

SQR Server is a report processing and data manipulation technology providing access to numerous combinations of databases and operating environments.

Viewer is a utility for viewing end-user reports.

Activator is a set of integration components and ActiveX controls designed to enable developers to add extensive, flexible data-access and reporting features to commercial and custom Microsoft Windows applications, allowing users of those applications to pull information from databases.

Brio Portal

Brio Portal provides dynamic, self-service access to enterprise information for employees, partners and customers. The distributed architecture of Brio Portal manages structured and unstructured information and integrates knowledge management and business intelligence technology. This framework scales across platforms and locations and automatically personalizes the browser-based user interface and the content end users have access to based on each user’s preferences and authorization. Brio Portal also provides multiple integration capabilities to leverage existing enterprise information sources including data warehouses, applications, productivity tools and Internet content.

Brio Impact

Brio Impact is a software application designed specifically for global corporations that need to manage revenue growth in the environment of changing product, market and business models. Brio Impact provides specialized metrics that enable companies to track and manage the top line.

Platforms

Our query tools, information delivery, enterprise reporting solutions and analytical applications are designed to operate on most popular server platforms including Windows NT and UNIX (AIX, HP-UX and Sun Solaris). Our client products currently operate on a number of operating systems including Windows (95, 98, 2000 and NT) and UNIX (AIX, HP-UX and Sun Solaris). Brio’s products provide native, ODBC and OLEDB connectivity to a variety of data sources including relational database management systems such as Oracle, IBM DB2, Microsoft SQL Server and Sybase Adaptive Server, non-relational database management systems such as Hyperion Essbase and Microsoft On-line Analytical Processing Services.

Sales and Marketing

Sales.    To date, we have sold products primarily through our direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Belgium, Japan, Singapore, China and Australia. In addition, we have sold products worldwide through VARs, PLPs, resellers, system integrators and distributors. We intend to grow our direct sales organization to intensify coverage of large organizations and to augment telesales operation to cover smaller organizations. In addition, we will continue to both leverage and grow our existing network of VARs, PLPs, resellers, system integrators and distributors to expand our indirect distribution channel worldwide. We expect to fund such expansion out of working capital.

Our agreements with our VARs and PLPs generally provide for the right to resell a standard or customized version of our products in conjunction with sales of the VARs’ and PLPs’ products or services. We typically offer our VARs a purchase discount to incent the VARs to sell our products. In addition these third parties perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support. We generally offer such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from our direct and channel sales forces. We will continue to leverage sales and marketing through indirect channel partners that will distribute or resell our products in their respective markets. Total revenues from VARs, PLPs, resellers, system integrators and distributors accounted for approximately 25%, 21% and 26% of total revenues in fiscal 2002, 2001, and 2000, respectively. Our agreements with our distributors generally require that such distributors make certain minimum purchases of Brio’s products, none of which minimum purchases are material in amount either individually or in the aggregate. We do not typically grant exclusive sales territories to our distributors.

Marketing.    We are focused on building market awareness and acceptance of our products, as well as developing strategic partnerships. We have a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, strong Web presence and broad-scale marketing programs in conjunction with key local and global partners. Our corporate marketing strategy includes public relations activities, a conference and trade show speakers program, as well as programs to work closely with analysts and other third parties. Our direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. We have used local, regional and Web-based seminars to assist prospects in selecting our solutions. We have used the Web to further interest in our products and services and help with the lead generation process for our sales organization. Our marketing strategy also includes programs that focus on technology partners, consultants, VARs, resellers, system integrators and distributors. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

Our sales and marketing organization consisted of 222 full-time employees as of March 31, 2002. The sales and marketing staff is based at our corporate headquarters in Santa Clara, California. We also have field sales offices in the metropolitan areas of Chicago, New York, San Francisco, Columbus, Seattle, Boston, Denver, Irvine, Atlanta, Washington D.C. and Dallas as well as international sales offices in Canada, the United Kingdom, France, Germany, Belgium, Japan, Singapore, Hong Kong and Australia.

Research and Development

We believe that our future success will depend on our ability to maintain and improve current products and to develop new products that meet analytic needs. We have invested heavily in our internal research and development teams to support current and future product development. As of March 31, 2002, our research and development organization consisted of 119 full-time employees. Product requirements are based on customer feedback, technical support experience, market analysis and technology trends. We employ a professional development methodology that monitors customer satisfaction, quality, cost and delivery schedules.

Customer Support

Our customer support is a necessary component to the successful marketing and sale of our products. Maintenance and support contracts, which are typically for twelve months and sold with an initial license, may be renewed annually and are typically set at a percentage of the license fee. A large portion of our direct sales to customers have maintenance and support contracts that entitle the customers to software patches, updates and upgrades at no additional cost, and when available, unlimited access to our Web-based Customer Support information and request system and direct assistance from the Customer Support hotline.

Customers submit their assistance requests directly into our case tracking database via the Web or a Customer Support engineer records the request in the database at the time of the call to the hotline. Our Web-based support services include access to frequently asked questions, a patch download area and an interface to the case-tracking database, which allows customers to view the status of any of their current cases on-line. In addition we provide on-line documentation with all of our products that includes detailed explanations of product features as well as problem-solving tips.

We deployed Siebel Service in October 2002, which was designed to improve customer support by providing better visibility of all customer interactions with the company, improved case tracking and pattern matching of similar support issues across customers. The Siebel Service implementation included a direct integration with Product Development’s Rational program to allow visibility of development efforts on an ongoing basis and thus provide a tight collaborative relationship with that organization. As of March 31, 2002, our services and support organization consisted of 115 full-time employees.

Competition

We compete in the business intelligence software market. This market is highly competitive and highly fragmented. This market is also characterized by rapidly changing technology and evolving standards. We expect competition in the market to increase. Our primary competitors include Actuate, Business Objects, Cognos, Crystal Decisions, E.piphany, Informatica, MicroStrategy, and Oracle.

Our competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than us. We expect additional competition as other established and emerging companies develop business intelligence software and analytics products and technologies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Current and new competitors may form alliances, make strategic acquisitions or establish cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, limiting our ability to sell our products through particular distribution channels. Accordingly, competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to obtain new licenses and maintenance and support renewals for existing licenses, on terms favorable to us. Further, competitive pressures may require us to reduce the price of our products, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

We compete on the basis of the following factors:

•	completeness of product features including analytical capabilities, open architecture and scalability;

•	ease of use and ease of administration;

•	customer support;

•	speed to solution for customer applications; and

•	competitive pricing.

We believe we presently compete favorably with respect to each of these factors. However, our market is still evolving and there can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on our business, operating results and financial condition.

Proprietary Rights

We currently rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

Because trade secret and copyright laws afford only limited protection, we also seek to protect our software, documentation and other written materials under patent laws. We currently have two United States patents and thirteen pending patent applications. The patent applications may not result in the issuance of a patent and we may not obtain any more patents. Our issued patent and any additional patents to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide us competitive advantages.

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights. The legal protection is limited. Unauthorized parties may copy aspects of our products and obtain and use information that we believe is proprietary. Other parties may breach confidentiality agreements or other protective contracts they have made with us. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a persistent problem.

The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation is time-consuming, has an uncertain outcome and could result in substantial costs and diversion of management’s attention and resources. Additionally, as a smaller company with limited resources, we may choose not to pursue some intellectual property litigation claims against competitors who may be violating our intellectual property rights.

We have entered into two source code escrow agreements with Data Securities International, Inc. (“DSI”): the Flex-Safe Escrow Agreement (the “Flex-Safe Agreement”) and the Master Preferred Escrow Agreement (the “Preferred Agreement”; and, together with the Flex-Safe Agreement, the “Escrow Agreements”). A number of customers and indirect channel partners are beneficiaries to one of the Escrow Agreements, which require release of source code from DSI upon (a) Brio’s insolvency or liquidation, in the case of the Flex-Safe Agreement, and (b) negotiated provisions, typically insolvency and failure to provide support or an alternative means of support, in the case of the Preferred Agreement (collectively, “Release Conditions”). The Escrow Agreements provide that the beneficiary customer/partner will have a limited, non-exclusive right to use the source code solely for the purposes of supporting licensed Brio software, subject to the terms and conditions of the underlying software license agreement.

It is our policy to update the escrowed source code with at least each major upgrade of software. In the event that a Release Condition occurs and is continuing, release of escrowed source code to beneficiary customers/partners may increase the likelihood of misappropriation by third parties.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend and require us to enter into royalty, settlement or licensing agreements at substantial costs.

Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Finally, in the future we may rely upon software that we license from third parties, including software that may be integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Our inability to obtain or maintain any third-party software licenses could result in shipment delays or reductions until equivalent software is developed, identified, licensed and integrated, which could have a material adverse effect on our business, operating results and financial condition.

Employees

As of March 31, 2002, we had 537 full-time employees, including 222 in sales and marketing, 115 in services and support, 119 in research and development and 81 in general and administrative functions. Our success depends to a significant degree upon the continued contributions of our management, engineering, sales and marketing personnel, many of whom would be difficult to replace. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits may reduce incentives for our employees to remain with us. We have employment contracts with five members of our executive management personnel and do not maintain “key person” life insurance for any of our executive management.

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal year 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. In the last thirteen months, we have experienced significant turnover of our sales force, including two Executive Vice Presidents of Worldwide Sales. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

In April 2002, we announced an immediate 8% reduction in our worldwide workforce. We anticipate recording a restructuring charge between $1.0 and $1.4 million during the quarter ending June 30, 2002 related to this workforce reduction.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Brio and their ages as of May 17, 2002 are as follows:

Name	Age	Position(s)
Craig D. Brennan	43	President, Chief Executive Officer and Director
Todd Davis	42	Executive Vice President, Worldwide Operations
James W. Guthrie	51	Executive Vice President, Development
Brian Gentile	39	Chief Marketing Officer
Craig Collins	47	Chief Financial Officer and Executive Vice President, Finance

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

Todd Davis joined Brio as its Executive Vice President, Worldwide Operations in May 2001. Prior to joining Brio, Mr. Davis was vice president of CRM global operations at Oracle, Inc., where he was responsible for guiding Oracle’s entry into the global CRM market. Before Oracle, Mr. Davis was senior vice president of operations at Staff Leasing, Inc. Prior to joining Staff Leasing, Inc., Mr. Davis held positions at The Home Shopping Network, Lucent Technologies, Northwest Airlines and Honeywell, Inc. Mr. Davis holds a BA in liberal arts with an emphasis in organizational behavior from the University of Minnesota.

James W. Guthrie joined Brio as Executive Vice President, Product Development in June 2001. Prior to joining Brio, Mr. Guthrie was vice president of Service and Contracts Applications Development within the CRM Division at Oracle, Inc. Before Oracle, Mr. Guthrie was director of development at SAP Labs, Inc. and senior program manager at Raytheon Inc., where he was responsible for numerous software and hardware development projects. Mr. Guthrie holds a MBA from Texas Tech University and a BS in electrical engineering from the University of North Dakota.

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

Craig Collins joined Brio as its Chief Financial Officer in January 2002. Prior to joining Brio, Mr. Collins was executive vice president and chief financial officer of CoSine Communications, where he led the company in a successful Initial Public Offering and built the financial infrastructure for an emerging public company. Prior to his tenure at CoSine Communications, Mr. Collins served as vice president and chief financial officer of Optical Coating Laboratory, Inc. (OCLI), which was acquired by JDS Uniphase in February 2000. At JDS Uniphase, Mr. Collins was vice president of corporate finance and strategic planning subsequent to the merger with OCLI. Additionally, Mr. Collins spent 11 years at Nestle Beverage Co. where he served as senior vice president of finance, chief financial officer and chief information officer. Mr. Collins holds a BBA from the University of Oregon and earned an MS specializing in quantitative methods and public and business administration from the University of Oregon’s Graduate School.

Item 2.      Properties.

Our principal executive offices are located in Santa Clara, California where we lease approximately 141,000 square feet under a lease that expires in May 2010. We also lease space (typically less than 5,000 square feet per location) in various geographic locations primarily for sales and support personnel. We believe that our current facilities are adequate to meet our needs through the end of fiscal 2003, at which time we may need to lease additional space.

Our principal executive offices are located at 4980 Great America Parkway, Santa Clara, California 95054. Our telephone number at that location is (408) 496-7400.

Item 3.     Legal Proceedings.

We are subject to various legal proceedings, claims, and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our business, operating results and financial condition.

On January 20, 1997, Business Objects filed a complaint against us in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of our products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, we filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that we are not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, we filed an action against Business Objects in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects’ products infringe U.S. Patent Number 5,915,257. On September 9, 1999, we executed a Memorandum of Understanding with Business Objects settling Business Objects’ pending patent litigation against us involving a patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 quarters with the first payment due September 30, 1999. As part of this settlement, Business Objects dismissed its pending lawsuit against us involving patent number 5,555,403 and we dismissed our pending lawsuit against Business Objects involving patent number 5,915,257. As of March 31, 2002, approximately $1.0 million is included in the accompanying balance sheet in accrued liabilities representing the gross value of the remaining quarterly payments. The remaining payments will be made in $500,000 installments at various dates through July 2002.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock has been traded on the Nasdaq National Market since its initial public offering on May 1, 1998. As of April 1, 2000, we changed its symbol from “BRYO” to “BRIO.” According to records of our transfer agent, we had 200 stockholders of record as of May 17, 2002. We have never declared or paid cash dividends on our capital stock. We currently intends to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our primary credit facility prohibit the paying of dividends without the lender’s consent.

The following table sets forth the high and low sales prices of our Common Stock as reported by the Nasdaq National Market for each fiscal quarter in the two-year period ended March 31, 2002:

	High	Low
Fiscal 2002
First Quarter	$8.00	$2.94
Second Quarter	$6.90	$2.00
Third Quarter	$3.69	$1.00
Fourth Quarter	$4.62	$2.44
Fiscal 2001
First Quarter	$37.06	$13.13
Second Quarter	$21.38	$5.88
Third Quarter	$11.00	$2.63
Fourth Quarter	$15.31	$4.38

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 31, 2002, including the 1992 Stock Option Plan, the 1998 Stock Option Plan, the 1998 Directors’ Stock Option Plan, the 1998 Employee Stock Purchase Plan, the SQRIBE 1995 Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Stock Bonus Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2002	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2002 (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,341 (1) 6,276,947 (2) 100,000 (3) — (4)	$ 6.07(1) $ 6.40(2) $11.22(3) $ 2.92(4)	— (1) 3,415,747(2) 195,000(3) 1,001,675(4)
Equity compensation plans not approved by security holders(5)	4,354,731(6) — (7)	$ 2.66(6) $ 3.50(7)	1,605,735(6) 2,839,253(7)
Total	11,296,821	$ 4.92	9,057,410

(1)	Available for issuance under the 1992 Stock Option Plan.
(2)
Available for issuance under the 1998 Stock Option Plan. The 1998 Stock Option Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of the our fiscal years through April 1, 2003, equal to the lesser of 1,000,000 shares or 4% of our outstanding common stock on the last day of the immediately preceding fiscal year.

(3)	Available for issuance under the 1998 Directors’ Stock Option Plan.
(4)
Available fore issuance under the 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years through April 1, 2003, equal to the lesser of 600,000 shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year.

(5)
We assumed options under the SQRIBE 1995 Stock Option Plan in connection with its acquisition in August 1999 of SQRIBE Technologies Corp. These options converted into options to acquire shares of our common stock on the transaction’s closing (as adjusted to reflect the terms of the merger). As of March 31, 2002, assumed options to purchase 494,802 shares of common stock, having a weighted average exercise price equal to $4.41 per share, held by former SQRIBE personnel are outstanding. We will not issue additional awards under the SQRIBE 1995 Stock Option Plan. Statistics regarding this plan and outstanding awards thereunder are not included in the above table.

(6)	Available for issuance under the 2000 Stock Option Plan. A brief description of the material features of this plan is contained in Note 7 of Brio’s Notes to Consolidated Financial Statements.
(7)
Available for issuance under the 2001 Stock Bonus Plan. The table does not reflect Brio’s obligations as of March 31, 2002 to issue bonus payments to certain employees under our Q3’02 Bonus Program, adopted in November of 2001. These bonuses may be made in cash or stock. We have an obligation to make a bonus payment on April 30 and July 31, 2002 which may be made by issuing shares of common stock. If the April and July bonuses are made by issuing shares, the number of shares will depend on the market price of our common stock and the number of employees eligible to receive shares under the program as of April 30 and July 31, 2002. Therefore this amount is not determinable. A brief description of the material features of this plan is contained in Notes 7 and 11 of Brio’s Notes to Consolidated Financial Statements.

In February 2002, Brio sold and issued shares of its common stock in a private placement transaction. The shares issued were not registered under the Securities Act of 1933, as amended, but are subject to certain registration rights. Information pertaining to the sale is as follows:

(a) Securities Sold: On February 20, 2002, Brio sold 5,993,498 shares of its common stock at a price per share of $2.38.

(b) Underwriters and Other Purchasers: No underwriters participated in the offering. The purchasers in the offering are listed below:

Amerindo Funds, Inc., Amerindo Technology Fund(1)—725,000 shares
Amerindo Internet Fund plc(1)—725,000 shares
Amerindo Internet Growth Fund Ltd.(1)—155,672 shares
Amerindo Long/Short Post-Venture Fund LP(1)—75,000 shares
Kopp Emerging Growth Fund(2)—2,211,986 shares
Walker Smith Capital Master Fund(3)—777,311 shares
Walker Smith International Fund, Ltd.(3)—798,319 shares
WS Opportunity Master Fund(4)—420,168 shares
WS Opportunity International Fund, Ltd.(4)—105, 042 shares

(1) The natural persons holding sole or shared voting power over the shares held by the selling shareholder are Gary Tanaka and Alberto Vilar. Each person disclaims beneficial ownership of such shares except to the extent of their pecuniary interest in the shares.

(2) The natural person holding sole or shared voting power over the shares held by the selling shareholder is LeRoy C. Kopp. Mr. Kopp disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in the shares.

(3) The natural persons holding sole or shared voting power over the shares held by the selling shareholder are G. Stacy Smith and Reid S. Walker. Each person disclaims beneficial ownership of such shares except to the extent of their pecuniary interest in the shares.

(4) The natural persons holding sole or shared voting power over the shares held by the selling shareholder are G. Stacy Smith, Reid S. Walker and Patrick P. Walker. Each person disclaims beneficial ownership of such shares except to the extent of their pecuniary interest in the shares.

(c) Consideration: The securities were sold for cash, in the aggregate amount of $14,264,525.24.

(d) Exemption from Registration Claimed: The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act, and Rule 506 of Regulation D promulgated thereunder.

(e) Terms of Conversion or Exercise: Not applicable.

(f) Use of Proceeds: Not applicable.

Item 6.     Selected Financial Data.

In August 1999, we completed the merger with SQRIBE Technologies Corp. (“SQRIBE”) in a transaction accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated for all periods presented, in accordance with required pooling-of-interests accounting and disclosures. SQRIBE had a fiscal year that ended on December 31 of each year. Restated historical consolidated financial statements combine the SQRIBE results for the fiscal year ended December 31, 1998 with our results for the year ended March 31, 1999. In order to conform SQRIBE’s fiscal year to our fiscal year, the results of operations of SQRIBE for the three months ended March 31, 1999 have been reflected as an adjustment to retained earnings as of that date, and the consolidated balance sheet at March 31, 1999 includes the balance sheet of SQRIBE at March 31, 1999. Revenue, net loss and net loss applicable to common stock for SQRIBE was $10.8 million, $1.8 million and $3.6 million, respectively, for the three months ended March 31, 1999. See Note 3 of Notes to Consolidated Financial Statements for additional information and disclosure.

The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and the Notes thereto and the other information contained in this Report. The selected consolidated statements of operations data for the years ended March 31, 2002, 2001 and 2000, and the selected consolidated balance sheet data as of March 31, 2002 and 2001, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements appearing elsewhere in this Report. The selected consolidated statements of operations data for the years ended March 31, 1999 and 1998, and the selected consolidated balance sheet data as of March 31, 2000, 1999 and 1998, are derived from the audited Consolidated Financial Statements not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

	Years Ended March 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$111,368	$151,612	$132,036	$85,686	$51,895
Loss from operations	(25,654)	(9,206)	(10,315)	(1,767)	(15,694)
Net income (loss)	(25,658)	(9,650)	(10,910)	163	(15,723)
Net loss applicable to common stock	(25,658)	(9,650)	(10,910)	(753)	(15,723)
Basic net loss per share	$(0.85)	$(0.34)	$(0.43)	$(0.04)	$(1.22)
Shares used in computing basic net loss per share	30,118	28,335	25,261	19,984	12,871
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$27,282	$15,328	$33,404	$35,311	$7,326
Total assets	76,036	89,555	85,864	68,260	29,423
Long-term obligations and redeemable common stock	4,460	1,266	5,620	5,437	2,010
Stockholders’ equity (deficit)	20,399	26,367	28,126	26,288	(1,264)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Brio Software, Inc. (Brio) provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses applicable to common stock of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001 and $10.9 million in fiscal 2000. As of March 31, 2002, we had stockholders’ equity of approximately $20.4 million and an accumulated deficit of approximately $83.7 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

In August 1999, we completed the merger with SQRIBE Technologies Corp. (SQRIBE), a Delaware corporation. We acquired all of the outstanding shares of SQRIBE preferred and common stock in a tax-free, stock-for-stock transaction for approximately 13.2 million shares of our common stock. In addition, we assumed all outstanding stock options and warrants of SQRIBE. The acquisition was accounted for as a pooling-of-interests. All prior period consolidated financial statements have been restated, in accordance with required pooling-of-interests accounting and disclosures.

Impact of Economic Downturn

Due to the severe economic downturn experienced during the period of April 1, 2001 to March 31, 2002, we experienced a reduction in total revenues for each of the quarters during fiscal 2002 when compared to fiscal 2001. Total revenues were $29.1 million for the three months ended June 30, 2001 compared to $33.0 million for the three months ended June 30, 2000, $28.2 million for the three months ended September 30, 2001 compared to $33.9 million for the three months ended September 30, 2000, $28.2 million for the three months ended December 31, 2001 compared to $38.9 million for the three months ended December 31, 2000 and $25.3 million for the three months ended March 31, 2002 compared to $44.2 million for the three months ended March 31, 2001. The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout the year. We experienced a decrease in our customers’ capital spending and sales to these customers generally became progressively smaller.

In response to the revenue decline, we have taken several actions to reduce our operating expenses during fiscal 2002. Specifically, we have reduced our headcount by 124 employees, from 661 employees at March 31, 2001 to 537 employees at March 31, 2002, closed underutilized facilities,written down the associated leasehold improvements and reduced overall operating expenses. In addition, during fiscal 2002, liquidity became a concern as expense reduction lagged revenue declines during the year. As a result, we increased our efforts to expedite collections and shorten days sales outstanding (DSO). These events allowed us to improve liquidity by securing a new credit line in December 2001 and raising additional equity capital during the three months ended March 31, 2002 (see the Liquidity and Capital Resources section for additional information).

In April 2002, we announced an immediate 8% reduction in our worldwide workforce. We anticipate recording a restructuring charge between $1.0 and $1.4 million during the quarter ending June 30, 2002 related to this workforce reduction.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets, income taxes and restructuring. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

We use a purchase order or a signed contract as evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our VARs, PLPs, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. We use a signed statement of work to evidence an arrangement for system implementation consulting.

Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

The majority of our consulting and implementation services qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract. Training revenue is recognized when training is provided.

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller. Effective March 1, 2002, we revised our revenue recognition policy to resellers such that revenue is now typically recognized when the product has been sold through to an end user and such sell-through has been reported to us. The change in policy had no impact on revenue for fiscal 2002. The collection of payments on sales to resellers is not contingent or linked to the end customer paying the reseller and there are no rights of return.

Estimating valuation allowances and accrued liabilities.

Management specifically analyzes accounts receivable and also analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and/or expenses for any period if management had made different judgments or uses different estimates.

Valuation of Long-Lived Assets

We periodically review long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed of.”

For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results thatare used in the preparation of projected discounted cash flows and should different conditions prevail, material write- downs of net intangible assets and/or goodwill could occur.

Income taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision of the Consolidated Statement of Operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

Restructuring

We have restructured certain facilities and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that we have abandoned. These reserves are based upon our estimate of triggering events, such as, the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the restructuring charge will be made in future periods, if necessary, should different conditions prevail from those anticipated in our original estimate.

Results of Operations

The following table includes selected consolidated statements of operations data for all quarters of the periods indicated:

	Fiscal 2002				Fiscal 2001
	4TH	3RD	2ND	1ST	4TH	3RD	2ND	1ST
Total revenues	$25,323	$28,347	$28,225	$29,473	$44,702	$39,227	$34,259	$33,424
Total cost of revenues	$6,113	$5,957	$7,257	$8,345	$9,071	$8,232	$8,115	$7,400
Gross profit	$19,210	$22,390	$20,968	$21,128	$35,631	$30,995	$26,144	$26,024
Net income (loss)	$(3,841)	$(4,962)	$(9,222)	$(7,633)	$(623)	$(260)	$(4,312)	$(4,455)
Net income (loss) per basic share	$(0.12)	$(0.17)	$(0.32)	$(0.26)	$(0.02)	$(0.01)	$(0.15)	$(0.16)
Net income (loss) per diluted share	$(0.12)	$(0.17)	$(0.32)	$(0.26)	$(0.02)	$(0.01)	$(0.15)	$(0.16)

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Years Ended March 31,
	2002	2001	2000
Consolidated Statements of Operations Data:
Revenues:
License fees	46%	58%	68%
Services	54	42	32

Total revenues	100	100	100
Cost of revenues:
License fees	2	3	2
Services	23	19	13

Total cost of revenues	25	22	15

Gross profit	75	78	85
Operating expenses:
Research and development	23	17	15
Sales and marketing	58	57	50
General and administrative	13	10	10
Non-recurring operating expenses	5	—	17

Total operating expenses	99	84	92
Loss from operations	(24)	(6)	(7)
Interest and other income (expense), net	—	—	—

Loss before provision for income taxes	(24)	(6)	(7)
Provision for income taxes	—	—	(1)

Net loss	(24)%	(6)%	(8)%

Fiscal Years Ended March 31, 2002, 2001 and 2000

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $40.2 million or 27% in fiscal 2002 compared to fiscal 2001. The decrease was due to the slowing global economy and the September 11, 2001 tragedy, which in combination has resulted in continuing lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues, specifically training and consulting revenues, varied significantly when compared to historical results. Total revenues increased $19.6 million or 15% in fiscal 2001 compared to fiscal 2000. The increase was primarily due to increased license revenue and related maintenance and support revenue.

Revenues by geographic location were as follows:

	Years Ended March 31,
	2002	2001	2000
Revenues by Geography:
Domestic	$84,961	$121,557	$107,779
International	26,407	30,055	24,257

Total revenues	$111,368	$151,612	$132,036

Revenues from international sources decreased $3.6 million or 12% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to fewer sales in the Asia Pacific Region due to the slowing global economy. Revenues from international sources increased $5.8 million or 24% in fiscal 2001 compared to fiscal 2000. The increase was primarily due to increased demand for Brio products in Europe and Asia as we continued to expand direct and indirect sales efforts in these areas. See Note 4 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

License Fees.    Revenues from license fees decreased $36.9 million or 42% in fiscal 2002 compared to fiscal 2001 and $1.5 million or 2% in fiscal 2001 compared to fiscal 2000. The decrease in fiscal 2002 compared to fiscal 2001 was due to the slowing global economy, combined with the September 11, 2001 tragedy, which resulted in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed and the mix of license and service revenues varied significantly when compared to historical results. The decrease in fiscal 2001 compared to fiscal 2000 was primarily due to the lengthening of the sales cycle for large-scale deployments of our products.

Services.    Service revenues decreased $3.3 million or 5% in fiscal 2002 compared to fiscal 2001. The decrease was due to lower training and consulting revenues of $9.5 million and a $1.0 million decrease of reimbursable expenses, offset by an increase in maintenance and support revenues of $7.2 million related to our installed customer base. Services revenues increased $21.1 million or 50% in fiscal 2001 compared to fiscal 2000. Approximately $12.4 million of the increase was due to an increase in maintenance and support revenues, $1.6 million of the increase was due to an increase in reimbursable expenses, and $7.0 million of the increase was due to an increase in training and consulting revenues related to our installed customer base.

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $1.5 million or 40% in fiscal 2002 compared to fiscal 2001. The decrease was due to the decrease in license revenues and the mix of customers purchasing master disks relative to customers “shrink-wrapped” product. Cost of revenues from license fees increased $398,000 or 12% in fiscal 2001 compared to fiscal 2000 and $672,000 or 26% in fiscal 2000 compared to fiscal 1999. The increase was primarily due to the mix of customers purchasing master disks relative to customers purchasing “shrink-wrapped” product. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing “shrink-wrapped” product.

Services.    Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services decreased by $3.7 million or 13% in fiscal 2002 compared to fiscal 2001. The decrease was due to the workforce reduction in the services organizations providing a savings of $500,000, offset by a stock compensation charge of $401,000, as well as a decrease in the use of outside consultants of $3.8 million, an overall decrease in discretionary spending of $890,000 and a decrease in reimbursable expenses of $1.0 million, offset by an increase of $2.1 million in allocations of facilities, IT and human resource costs. Cost of revenues from services increased by $12.3 million or 73% in fiscal 2001 compared to fiscal 2000. Approximately $7.7 million of the increase was due to increases in personnel and related costs resulting from our expansion of our support services in response to increased demand for maintenance and support and training and consulting services, $1.6 million was due to the increase in reimbursable expenses and $3.0 million of the increase was due to an increased use of outside consultants for training and consulting services. Cost of revenues from services may vary between periods due to varying levels of expenditures required to build the services organization.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $767,000 or 3% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due the workforce reduction in the research and development organization providing a savings of $1.0 million, offset by the stock compensation charge of $563,000, and an overall decrease in costs compared to the ramp up of the organization in the prior year. Research and development expenses increased $6.4 million or 32% in fiscal 2001 compared to fiscal 2000. The increase from year to year was primarily due to increased personnel and related costs required to continue to develop new products and enhance existing products. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future as it believes that investment for research and development is essential to product and technical leadership.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $22.1 million or 26% in fiscal 2002 compared to fiscal 2001. Substantially all of the decrease was due to lower commission expenses of $12.0 million in the sales organization relating to the decrease in total revenues and the workforce reduction in the sales and marketing organizations providing a savings of $8.8 million, offset by the stock compensation charge of $936,000, as well as a decrease in the use of outside marketing services of $1.3 million and lower allocations of facilities, IT and human resource costs. Sales and marketing expenses increased $20.2 million or 31% in fiscal 2001 compared to fiscal 2000. Approximately $13.5 million of the increase was attributable to costs associated with the expansion of our sales and marketing organization, including domestically through the growth of the telesales organization, internationally through the establishment of subsidiary offices in the United Kingdom, France, Germany, Japan, Singapore, Hong Kong and Australia in addition to the expansion of the worldwide field sales organization and approximately $3.5 million of the increase was attributable to higher sales commissions, bonuses and sales incentives associated with increased total revenues. The remaining increase of approximately $3.2 million was attributable to increased domestic and international marketing expenses, including marketing activities, personnel and related costs. We expect sales and marketing expenses will continue to vary as a percentage of total revenues.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $1.6 million or 10% in fiscal 2002 compared to fiscal 2001. The decrease was due to the overall decrease in discretionary spending and the workforce reduction in the general and administrative organization providing a savings of $3.5 million, offset by the stock compensation charge of $1.5 million and additional bad debt expense recorded for uncollectible accounts of $430,000. General and administrative expenses increased $1.4 million or 10% in fiscal 2001 compared to fiscal 2000. The increase in fiscal 2001 was primarily attributable to increased personnel and related costs. We expect that that its general and administrative expenses will continue to vary as a percentage of total revenues.

Non-recurring Expenses.    In June 2001, our Board of Directors approved a restructuring plan to align our expenses with its revenues. Non-recurring expenses for the year ended March 31, 2002 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

Year Ended March 31, 2002
Restructuring charges	$2,097
Abandonment of property and equipment	3,670

Total non-recurring expenses	$5,767

The restructuring charges as of March 31, 2002 are as follows (in thousands):

	Severance and Related Benefits	Lease Loss	Total Restructuring
Total charge	$1,736	$361	$2,097
Amount utilized	(1,712)	(277)	(1,989)

Accrual balance at March 31, 2002	$24	$84	$108

During the fiscal year ended March 31, 2002, we recorded approximately $1.7 million in costs associated with severance and related benefits. We reduced our headcount by approximately 181 employees, of which 66 related to cost of services, 23 related to research and development, 72 related to sales and marketing and 20 employees related to the general and administrative area. We expect to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter and all employees have been terminated as of March 31, 2002. In addition, the facility consolidations are expected to lower facilities expenses that would have been incurred had Brio continued to occupy the leased facilities it abandoned by $430,000 annually.

The facilities consolidation expenses include payments required under a lease contract, less applicable estimated sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate of time to sublease, actual sublease rates, etc. We have estimated that the high end of the lease loss could be an additional $108,000 if operating lease rental rates continue to decrease in this market and should it take longer than expected to find a suitable tenant to sublease the facility.

For the fiscal year ended March 31, 2002, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, we had to modify and simplify our Siebel implementation, resulting in the abandonment of a significant portion of the system and its related cost of implementation.

Non-recurring operating expenses for fiscal 2000 are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of our patent litigation with Business Objects as follows (in thousands):

March 31, 2000
Merger and restructuring costs	$13,160
Settlement costs	9,137

Total non-recurring operating expenses	$22,297

Our merger with SQRIBE was completed on August 3, 1999. In fiscal 2000, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to year-end and all of the merger-related expenses were incurred prior to year-end. Substantially all of the merger-related charges were paid during fiscal 2000.

On September 9, 1999, we settled a patent infringement action with Business Objects. Pursuant to the settlement we agreed to pay to Business Objects $10.0 million, payable quarterly in $1.0 million payments over

10 quarters, with the first payment due September 30, 1999. The $9.1 million of settlement costs represent the net present value of the quarterly payments and the remaining $900,000 represents interest and will be recognized over the payment term using the effective interest rate method.

Stock Compensation Charges.    In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, of which approximately 6.9 million shares elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, we will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record an expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, we will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the fiscal year ended March 31, 2002, we recognized stock compensation expense of approximately $3.4 million relating to the option exchange program.

In December 2001 and January 2002, we modified certain stock option grants in connection with terminations that resulted in additional non-cash stock compensation of $76,000.

Stock Bonus Program.    To conserve our cash until we could raise additional equity financing and to help us achieve cash flow positive results of operations for the year ended March 31, 2002, we temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent our employees to remain with us, we implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if we were to achieve cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with us on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the stock bonus program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. We achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million relating to the bonus program during the fiscal year ended March 31, 2002. The first installment of the bonus was paid in January 2002 by the issuance of 95,420 shares of common stock. The remaining payments will be made in two additional installments: one in April 2002 and one in July 2002. The income tax on the stock bonus will be approximately $211,000 and is classified in accrued liabilities. The net amount of $340,000 is classified in additional paid in capital.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

Deferred Compensation.    In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, we recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, we granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Approximately $25,000 was expensed during fiscal 2002, approximately $55,000 was expensed during fiscal 2001, and approximately $155,000 was expensed during fiscal 2000. All amounts have been fully amortized as of March 31, 2002.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised primarily of interest income of $315,000, foreign currency transaction gains of $314,000 and realized losses from the sale of investments of $18,000, net of interest expense and other expense of $464,000. Interest expense of $272,000 is comprised of interest charges relating to the Business Objects litigation settlement and interest incurred on our bank line of credit. Interest and other income (expense), net, increased $491,000 in fiscal 2002 compared to fiscal 2001, primarily due to favorable changes in foreign exchange rates and lower interest charges relating to the Business Objects litigation. Interest and other income (expense), net, decreased $1.1 million in fiscal 2001 compared to fiscal 2000, primarily due to interest charges relating to the Business Objects litigation settlement, lower cash, cash equivalent and short-term investment balances and a higher loss on foreign currency translations resulting from inter-company receivables from foreign subsidiaries. See Note 2 of Notes to Consolidated Financial Statements for a description of foreign currency transactions and our policy related to accounting for short-term investments.

Provision for Income Taxes

The provision for income taxes of $151,000 in fiscal year 2002 consisted primarily of current income taxes generated from international operations. The provision for income taxes of $100,000 in fiscal 2001 and $1,343,000 in fiscal 2000 consisted primarily of income taxes generated from international operations and Federal and state alternative minimum taxes as we utilized net operating loss carryforwards to offset current income taxes generated from domestic operations.

At March 31, 2002, we had approximately $51.9 million of Federal net operating loss carryforwards and approximately $50.0 million of State net operating loss carryforwards both of which expire at various dates through 2022. We also had approximately $25.0 million of Foreign net operating loss carryforwards, which expire at various dates through 2022 or carryforward indefinitely. In addition, we had Federal R&D tax credit carryforwards of approximately $3.7 million, State R&D tax credit carryforwards of approximately $1.9 million and Federal alternative minimum tax credit carryforwards of approximately $230,000 which expire at various dates through 2022. We believe that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits and has therefore provided a valuation allowance for a significant portion of its deferred tax asset at March 31, 2002. These factors include a history of operating losses, the competitive nature of our market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to us based on actual and forecasted operating results. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Statndards Board (FASB) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, we adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this FASB was insignificant.

In July 2001, the FASB’s Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09,”Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards effective March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. We believe the adoption of EITF 00-25/01-09, will not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and certain provisions of APB Opinion 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a material effect on our financial statements.

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. EITF 01-14 is effective for financial reporting periods beginning after December 15, 2001. Upon application of this EITF, comparative financial statements for prior periods will be reclassified to comply with this EITF. Effective March 31, 2002, we adopted EITF 01-14 and reclassified the statement of operations for the year ended March 31, 2001 to conform to the current year presentation. However, we can not reclassify the March 31, 2000 statement of operations as it is impractical due to the merger with SQRIBE in August 1999. The effect of this adoption is an increase in revenues and cost of revenues of $615,000 and $1.6 million for the years ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $27.3 million. In December 2001, we cancelled our $15.0 million accounts receivable based bank line of credit with Silicon Valley Bank. In addition, in January 2002, a $300,000 letter of credit issued by the same bank to support a facilities lease was cancelled.

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank's prime rate plus one percent (7.0% at March 31, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank's prime rate plus three percent (7.75% at March 31, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

Under the prior line of credit that we had with Silicon Valley Bank loan, we were required to maintain the following financial covenants: (a) a monthly quick ratio of 1.5 to 1.0, and (b)(i) a maximum quarterly loss of $500,000 for the quarter ended March 31, 2001; $2,300,000 for the quarter ended June 30, 2001; $1,000,000 for the quarter ended September 30, 2001; $2,800,000 for the quarter ended December 31, 2001; and (ii) profitable for the quarter ended March 31, 2002.

The line of credit with Foothill Capital initially required us to (a) maintain minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ending June 30, 2002; $2,000,000 for the quarter ending September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, we amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002. As of March 31, 2002, we were not in compliance with the minimum EBITDA covenant, but obtained a waiver from Foothill Capital.

Additionally, the covenants were amended on a prospective basis requiring us to maintain a maximum EBITDA loss of $800,000 for the quarter ending June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ending September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ending June 30, 2002, the definition of EBITDA has also been amended to include an add back of a one-time non-cash expense resulting from the devaluation of our computers and related technology in an aggregate amount not to exceed $3,000,000.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through fiscal 2003. As of March 31, 2002, $4.6 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.9 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of March 31, 2002, based on domestic eligible accounts receivable there were $5.8 million of additional borrowings available under the line of credit. As of March 31, 2002, no amounts other than the term loan are outstanding under the line of credit.

As part of the merger with SQRIBE, we assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. We also assumed a $1.0 million equipment purchase line of credit under which a $500,000 letter of credit was outstanding to support a facilities lease. During fiscal 2001, the line and the associated letter of credit were cancelled.

During the fiscal year ended March 31, 2002, we negotiated a reduction for certain implementation services with a vendor for $1,417,000. This was reflected as a reduction in property and equipment and accounts payable. In addition, we negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bore interest at five percent per annum and was paid as of March 31, 2002.

Net cash used by operating activities was $3.2 million in fiscal 2002 and $197,000 in fiscal 2001. Net cash generated by operating activities was $1.3 million in fiscal 2000. The increase in net cash used by operating activities in fiscal 2002 was primarily due to a $16.0 million increase in net loss, offset by $5.0 million of favorable changes in the balances of operating assets and liabilities, non-cash related loss on abandonment of property and equipment of $3.6 million, and $4.4 million of non-cash related stock compensation charges. The increase in net cash used by operating activities in fiscal 2001 was primarily due to $3.0 million of unfavorable changes in the balances of operating assets and liabilities, offset by a $1.3 million decrease in net loss applicable to common stock. The decrease in net cash provided by operating activities in fiscal 2000 was primarily due to a $10.2 million increase in net loss applicable to common stock, offset by $7.6 million of favorable changes in the balances of operating assets and liabilities.

Net cash used in investing activities was $13.6 million in fiscal 2002, consisting primarily of $4.7 million for the purchase of property and equipment, net, and approximately $8.8 million in purchases of short-term investments, net of sales. Net cash used in investing activities was $16.1 million in fiscal 2001, consisting primarily of $26.4 million for the purchase of property and equipment, net, offset by approximately $9.4 million in sales of short-term investments, net of purchases, and $890,000 of proceeds from the sale of property and equipment. Net cash used in investing activities was $6.9 million in fiscal 2000, consisting of approximately $9.3 million for the purchase of property and equipment, offset by approximately $2.4 million in sales of short-term investments, net of purchases.

Net cash provided by financing activities was $20.3 million in fiscal 2002, consisting primarily of $4.6 million of proceeds from long-term debt, net of repayments, $3.0 million of proceeds from the issuance of common stock to employees under various incentive stock plans and $12.7 million of proceeds from our private placement, net of offering expenses. Net cash provided by financing activities was $7.2 million in fiscal 2001, consisting of $6.8 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $433,000 of proceeds from the repayment of notes receivable from stockholders. Net cash provided by financing activities was $6.0 million in fiscal 2000, consisting of approximately $6.7 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $1.3 million of proceeds from the repayment of notes receivable from stockholders, offset by approximately $2.0 million of repayments of notes payable.

We have implemented several cash conservation measures to help improve our overall cash position. Specifically, we have cut expenses through reductions in headcount across the organization, a temporary salary reduction in November and December 2001 for all North American and certain international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

In April 2002, we announced an immediate 8% reduction in our worldwide workforce. We anticipate recording a restructuring charge between $1.0 and $1.4 million during the quarter ending June 30, 2002 related to this workforce reduction.

The following table summarizes our obligations to make future cash payments under non-cancelable contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,584	$1,667	$2,917	$—	$—
Operating leases	46,108	6,682	12,658	10,505	16,263
Total contractual cash obligations	$50,692	$8,349	$15,575	$10,505	$16,263

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through March 2003 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to March 2003. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

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

Risks Factors Relating to Our Business

Our quarterly operating results have fluctuated in the past. We do not always meet financial analysts’ expectations, which has caused and may cause our share price to decrease significantly.

We have experienced, and expects to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ending June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and following the announcement of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including:

•
Long Sales Cycle.    Our sales cycle is typically six to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products. Additionally, unexpected budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which expected orders will occur. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

•
Seasonality.    Seasonal changes in our customers’ spending patterns can cause fluctuations in our operating results. For example, in the past, our customers’ slower seasonal spending patterns have hurt our results of operations particularly in the quarters ending June 30 or September 30.

•
Weak Global Economic Conditions.    General economic conditions affect the demand for our products. Beginning in the June quarter of fiscal 2002, the slowing global economy caused many of our prospective customers to reduce budget allocations for technology spending. The terrorist attacks of September 11, 2001 and continued international violence have increased uncertainty as to the worldwide economic environment, which we believe caused deferral of information technology purchases including our products. In particular, the size of deals has declined during the past four quarters and we expect them to remain more conservative in size than in historical periods.

•
Introduction of Product Enhancements and New Products.    The announcement or introduction of product enhancements or new products by us or by our competitors, or any change in industry standards may cause customers to defer or cancel purchases of existing products. We anticipate continuing releases of new products and product enhancements throughout fiscal 2003.

•
Mix of License and Service Revenues.    Our revenues are derived from two sources, license fees and services. Both of these sources are essential to our business, but our profit margin is higher on license fees than it is on services. As the mix of license and service revenues varies between quarters, our profits fluctuate, which can cause fluctuations in our quarterly results. The mix of licensing fees and services is difficult to predict because it is influenced by many factors, some of which are beyond our ability to control, including the timing of new product introductions, success in promotion of new products, customers’ renewing maintenance and support contracts, customers’ needs for professional services and training and customers’ budgets for information technology spending. However, the mix has shifted towards services during 2002.

There are many additional steps we must take in order to overcome our history of net losses, and there is no guarantee that we can accomplish these steps or that we will be profitable in the future.

We have a history of net losses. In particular, we incurred net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001, and $10.9 million in fiscal 2000. As of March 31, 2002, we had stockholders’ equity of approximately $20.4 million and an accumulated deficit of approximately $83.7 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

•
Successfully Implementing Cost Reduction Measures.    We must continue to implement cost reduction measures to improve our overall cash position and align our expenses with revenues. However, this is challenging for us because if we implement too many cost reduction measures, we may lose the ability to attract, retain and motivate personnel, which could be detrimental to our business. For the fiscal year ended March 31, 2002, we cut expenses through a workforce reduction, a temporary salary reduction for all North American and some international employees, reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, and the delay or elimination of capital expenditure plans. In April 2002, we announced an immediate 8% reduction in our worldwide workforce. We anticipate recording a restructuring charge between $1.0 and $1.4 million during the quarter ending June 30, 2002 related to this workforce reduction.

•
Successfully Managing the Capacity of Our Direct Sales Force and Services Organization. Maintaining more sales and service organization employees than is necessary to fulfill market opportunities leads to higher overhead costs without proportional revenue from greater product and service sales. If we fail to size the organization properly for market opportunities, it could have a negative impact on operating results.

•
Achieving Higher Rates of Revenue Growth.    Maintaining and increasing our rate of revenue growth is a significant factor for achieving profitability. We may not soon reverse recent revenue declines or again achieve or sustain the rates of revenue growth we experienced in the past. Our prospects for increased future revenues depend on our ability to successfully increase the scope of our operations, expand and maintain indirect sales channels worldwide, improve our competitive position in the marketplace, educate the market on the need for deployment of enterprise-wide analytical solutions, and attract, retain and motivate qualified personnel.

•
Increasing Indirect Sales Channels while Maintaining Management Focus on Execution of Overall Strategy.    Selling our products through indirect sales channels, including VARs, PLPs, resellers, system integrators and distributors expands our reach into the marketplace. We need to attract and retain additional indirect channel partners that will be able to market our products effectively and provide timely and cost-effective customer support and services. We may not succeed in increasing indirect channel partner relationships, and this could limit our ability to grow revenues and achieve profitability. Managing indirect sales channels, however, may require more management attention than managing our direct sales force. If the indirect sales channels grow, management attention may be diverted, impairing our ability to execute other parts of our strategy. To date we have generated a majority of sales through our direct sales force. Our indirect sales channels accounted for less than 25% of total revenues for fiscal 2002 and less than 21% of total revenues in each of fiscal 2001 and 2000.

There are many strong competitors in our industry who have been and may continue to be more successful in attracting and retaining customers, which could result in fewer customer orders, price reductions, further loss of market share and reduced gross margins.

We compete in the business intelligence software market. This market is highly competitive and we expect competition in the market to increase. Our competitors offer a variety of software solutions that our prospective customers could choose instead of our products. For example, Cognos and Business Objects offer business intelligence software that provides reporting and analysis capability that is similar to ours. There are also numerous other vendors such as MicroStrategy, Actuate and Crystal Decisions that are selling competitive products. Additionally, companies such as Microsoft, IBM and Oracle, offer client products that operate specifically with their proprietary databases. These and other competitors pose business risks to us because:

•	They compete for the same customers that we try to attract;

•	If we lose customers to our competitors, it may be difficult or impossible to win them back;

•	Lower prices and a smaller market share could limit our revenue generating ability, reduce our gross margins and restrict our ability to become profitable or to sustain profitability; and

•	They may be able to devote greater resources to quickly respond to emerging technologies and changes in customer requirements or to the development, promotion and sales of their products.

Market consolidation may create more formidable competitors that are able to capture a larger market share.

Current and new competitors may form alliances, make strategic acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. For example, in January 2002, Crystal Decisions announced a strategic OEM and reseller agreement with Hyperion. These types of agreements between our competitors could be harmful to our business because consolidated or allied competitors could:

•	Rapidly gain significant market share, possibly taking customers away from us;

•	Form relationships with our current or future indirect channel partners, possibly displacing our existing relationships and impeding our ability to expand our indirect sales channels; and

•	Force us to reduce prices to compete, possibly impacting our profitability or ability to become profitable.

We may not successfully develop new and enhanced versions of our products that meet changing customer requirements in a timely manner, which could impair our ability to maintain market acceptance and remain competitive.

In our industry there is a continual emergence of new technologies and continual change in customer requirements. In order to remain competitive, we must introduce new products or product enhancements that meet customers’ requirements in a timely manner. If we are unable to do this, we may lose current and prospective customers to our competitors.

Our products incorporate a number of advanced and complex technologies, including data analysis systems, a distributed architecture, and Web access and delivery technology. Rapidly developing and delivering new and improved products is very challenging from an engineering perspective, and in the past, particularly with our efforts in the UNIX server environment, we experienced delays in software development. We may experience these types of delays in future product development activities.

The new and enhanced versions of our products may not offer competitive features or be successfully marketed to our customers and prospective customers, which could hurt our competitive position.

We must successfully market new and enhanced versions of our products for customers to remain competitive with our competitors’ products. In order to be competitive and well received in the marketplace, our new products and product enhancements must:

•	Provide a complete offering of product features including analytical capabilities, open architecture and scalability;

•	Provide top level performance, quality, and ease-of-use;

•	Include customer support packages;

•	Be completed and brought to market in a timely manner; and

•	Be competitively priced.

Our failure to compete favorably in these areas could limit our ability to attract and retain customers, which could have a material adverse effect on our business, operating results and financial conditions.

We may not successfully market larger, enterprise-wide implementations of our products, which could impair our future revenue growth.

We expect that larger, enterprise-wide implementations of our products will constitute an increasing portion of any future revenue growth, so we must successfully market and focus our selling efforts on these enterprise-wide implementations. Failure to succeed in this effort may limit our growth potential and adversely impact our business goals. In the past our selling efforts have resulted in limited enterprise-wide implementations of our products. We believe that most companies are not yet aware of the benefits of enterprise-wide business intelligence solutions. Additional risks of focusing our selling efforts on this area include:

•	That our efforts may not be sufficient to build market awareness of the need for enterprise-wide solutions;

•	That the market may not accept our products for enterprise-wide solutions; and

•	That the market for enterprise-wide solutions may not be as large as we anticipate and it may not continue to grow.

Defects in our products could increase our costs, adversely affect our reputation, diminish demand for our products, and hurt our operating results.

As a result of their complexity, our software products may contain undetected errors or viruses. Errors in new products or product enhancements might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to our reputation and could cause diminished demand for our products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance or sell new licenses.

Also, any defects or viruses found in our products by our customers could cause our customers to seek damages for loss of data, lost revenue, systems costs or other harm they suffer. Our license agreements with customers typically contain provisions designed to limit our exposure for potential claims based on product error or malfunctions. These limitation of liability provisions may not be effective under the laws of all jurisdictions. Our insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against us could adversely affect our reputation, operating results and financial condition.

Because we depend on a direct sales force, any failure to attract and retain qualified sales personnel could slow our sales, impeding our revenue generating ability and causing significant financial and operational risks.

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal year 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including two Executive Vice Presidents of Worldwide Sales in the last thirteen months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

We may not continue to attract and retain high quality employees in our management, engineering and marketing departments. Our success depends to a significant degree upon the continued contributions from these employees.

Our success depends to a significant degree upon the continued contribution from employees in our management, engineering and marketing departments. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits may reduce incentives for our employees to remain with us.

Because our management team has many new members, there is no certainty that they will work well together or be able to effectively manage our operations.

We hired a new president and chief executive officer in January 2001 and since that time the entire executive management team has changed. Because our management team has limited experience working together, they may not effectively manage our operations. Management ineffectiveness could disrupt our entire business operation, distract our employees and impair our ability to execute our business strategy.

Our patented intellectual property rights may not be sufficient to provide us competitive advantages in our industry.

We have two issued patents and thirteen pending patent applications. The patent applications may not result in the issuance of a patent, and we may not obtain any more patents. Our issued patents and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide us competitive advantages.

Our intellectual property protection may not be adequate to prevent competitors from entering our markets or developing competing products, which could reduce our revenues or cause us to incur costly litigation.

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights. The legal protection is limited. Unauthorized parties may copy aspects of our products and obtain and use information that we believe is proprietary. Other parties may breach confidentiality agreements or other protective contracts they have made with us. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a persistent problem.

The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation is time-consuming, has an uncertain outcome and could result in substantial costs and diversion of management’s attention and resources. For example, in 1997 Business Objects instituted patent litigation against us and in 1999 we instituted patent litigation against Business Objects. These lawsuits took a total of two years and eight months to conclude. Additionally, as a smaller company with limited resources, we may choose not to pursue some patent litigation claims against competitors who may be violating our patents.

Our plans to expand internationally expose us to risks related to managing international operations, currency exchange rates, regulatory and other risks associated with foreign operations. We may not successfully address these risks, which could harm our operating results.

A key component of our strategy is continued expansion into international markets. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, our business, operating results and financial condition could be materially harmed. In our efforts to expand our international presence we will face certain risks, which we may not be successful in addressing. These risks include:

•	Difficulties localizing our products for foreign countries;

•	Difficulties finding staff to manage foreign operations and collect cash;

•	Liability or financial exposure under foreign laws and regulatory requirements; and

•	Potentially adverse tax consequences.

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred losses on foreign currency translations resulting from inter-company receivables from foreign subsidiaries in fiscal 2001, fiscal 2000 and fiscal 1999.

We may acquire new businesses and technologies, as well as enter into business combinations, which may involve integration and transaction completion risks, and which could negatively impact our business.

In August 1999 we acquired SQRIBE Technologies Corp (SQRIBE). Since that time we have considered various other business combination opportunities. We may in the future pursue and enter into other business combinations. Acquisitions could disrupt our ongoing business and distract the attention of management. Additionally, we may not be successful in assimilating the operations and personnel of the acquired companies, which could materially harm our business. Acquisitions also expose us to unknown liabilities and additional costs for technology integration. For example, it proved very difficult to integrate the sales, development and support teams between SQRIBE and us due to differences in culture, geographical locations and duplication of key talent. This resulted in higher than expected operating expenses.

The loss of services of Arthur Andersen LLP could harm investors in this offering or cause us significant cost or delay.

Arthur Andersen LLP is our independent public accountant, who issues our audit report with respect to our financial statements. Arthur Andersen LLP was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Arthur Andersen LLP may fail, may merge with or have its assets sold to a third party, or may lose critical personnel. In the event that Arthur Andersen LLP fails or does not otherwise continue in business, Arthur Andersen LLP may have insufficient assets to satisfy any claims made by investors or by us with respect to our filings. Additionally, we are required to file with the Securities and Exchange Commission annual financial statements audited by independent auditors. The Securities and Exchange Commission has stated that it will continue accepting financial statements audited by Arthur Andersen LLP, and interim financial statements reviewed by it, if Arthur Andersen LLP is able to represent to us that there was appropriate continuity of Arthur Andersen LLP personnel working on our audit and availability of national office consultation. In the event that Arthur Andersen LLP is unable to continue to provide audit services to us, or if the SEC declines to accept financial statements audited by Arthur Andersen LLP, our access to the capital markets may be impeded and we could experience significant additional cost or delay in completing our periodic reports required to be filed with the SEC.

Risks Related to our Securities Market and Ownership of Our Common Stock

We have anti-takeover provisions that may adversely affect our stock price and make it more difficult for a third party to acquire us.

Our charter documents contain provisions that may delay or prevent us from a change in control. These include provisions:

•	creating a classified board of directors;

•	eliminating cumulative voting;

•	eliminating the ability of stockholders to take actions by written consent; and

•	limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Additionally, our board of directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights and preferences of these shares, including voting rights, without stockholder approval. The rights of our common stock holders may be adversely affected by the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control. These provisions apply even if the offer may be considered beneficial by some stockholders.

Our stock price may be volatile because of the stock price volatility of other companies in our industry, and as a result you may lose all or part of your investment.

The market price of our common stock has experienced periods of high volatility and it is likely that the market price of our common stock will continue to be volatile. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of our common stock.

The cost of possible securities class action litigation could increase our expenses and damage our reputation with prospective and existing customers.

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $1.00 to a high sales price of $8.00 during fiscal 2002. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2002, we had $16.2 million of cash and cash equivalents and $11.1 million of short-term investments with a weighted average variable rate of 2.1%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of March 31, 2002, $4.6 million was outstanding under the term loan (See Note 6), of which $1.7 million is classified as short-term and $2.9 million is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At March 31, 2002 there were no outstanding foreign currency exchange contracts.

Item 8.     Financial Statements and Supplementary Data

BRIO SOFTWARE, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Brio Software, Inc.:

We have audited the accompanying consolidated balance sheets of Brio Software, Inc., formerly known as Brio Technology, Inc., (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brio Software, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

AR	THUR ANDERSEN LLP

San Jose, California
April 19, 2002

BRIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$16,226	$13,048
Short-term investments	11,056	2,280
Accounts receivable, net of allowance for doubtful accounts of $2,006 and $2,814, respectively	17,238	35,436
Inventories	184	333
Deferred income taxes	447	447
Prepaid expenses and other current assets	4,475	4,877

Total current assets	49,626	56,421
Property and Equipment, net	24,625	31,508
Other Noncurrent Assets	1,785	1,626

	$76,036	$89,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$—
Accounts payable	5,089	7,679
Accrued liabilities—
Payroll and related benefits	7,015	13,307
Other	8,059	10,573
Deferred revenue, current	29,347	30,363

Total current liabilities	51,177	61,922
Noncurrent Deferred Revenue	599	793
Noncurrent Note Payable	2,917	—
Other Noncurrent Liabilities	944	473

Total liabilities	55,637	63,188

Commitments and Contingencies (Notes 5 and 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value: Authorized—2,000,000 shares, none issued and outstanding
Common stock, $0.001 par value: Authorized—60,000,000 shares
Issued and outstanding—35,978,920 and 28,758,899 shares, respectively, at March 31, 2002 and 2001	36	29
Additional paid-in capital	103,779	83,720
Notes receivable from stockholders	(12)	(36)
Deferred compensation	—	(32)
Accumulated comprehensive income	324	756
Accumulated deficit	(83,728)	(58,070)

Total stockholders’ equity	20,399	26,367

	$76,036	$89,555

The accompanying notes are an integral part of these consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2002	2001	2000
Revenues:
License fees	$51,292	$88,196	$89,670
Services	60,076	63,416	42,366

Total revenues	111,368	151,612	132,036

Cost of revenues:
License fees (includes $3, $0, and $0, respectively, in stock compensation charges)	2,198	3,652	3,254
Services (includes $401, $0, and $0, respectively, in stock compensation charges)	25,474	29,166	16,835

Total cost of revenues	27,672	32,818	20,089

Gross profit	83,696	118,794	111,947

Operating expenses:
Research and development (includes $563, $0, and $0 respectively, in stock compensation charges)	25,524	26,291	19,917
Sales and marketing (includes $936, $0, and $0 respectively, in stock compensation charges)	64,379	86,453	66,208
General and administrative (includes $1,512, $0, and $0 respectively, in stock compensation charges)	13,680	15,256	13,840
Non-recurring operating expenses	5,767	—	22,297

Total operating expenses	109,350	128,000	122,262

Loss from operations	(25,654)	(9,206)	(10,315)
Interest and other income (expense), net	147	(344)	748

Income (loss) before provision for income taxes	(25,507)	(9,550)	(9,567)
Provision for income taxes	151	100	1,343

Net income (loss)	$(25,658)	$(9,650)	$(10,910)

Basic net loss per share	$(0.85)	$(0.34)	$(0.43)

Shares used in computing basic net loss per share	30,118	28,335	25,261

The accompanying notes are an integral part of these consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

							Notes Receivable From Stock-holders
	Compre- hensive Loss	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital		Deferred Compen- sation	Accumulated Comprehensive Income (Loss)	Accumu- lated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 1999		4,610,597	$5	21,424,928	$21	$66,180	$(1,820)	$(456)	$(132)	$(37,510)	$26,288
Conversion of preferred stock to common stock		(4,610,597)	(5)	4,610,597	5	—	—	—	—	—	—
Conversion of redeemable common stock to common stock		—	—	—	—	3,110	—	—	—	—	3,110
Exercise of common stock options for cash		—	—	1,287,331	1	4,123	—	—	—	—	4,124
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	347,324	1	2,554	—	—	—	—	2,555
Repurchase of restricted shares		—	—	(625)	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders		—	—	—	—	—	1,337	—	—	—	1,337
Amortization of deferred compensation		—	—	—	—	—	—	155	—	—	155
Termination of shares granted under incentive stock plans		—	—	—	—	(183)	—	183	—	—	—
Income tax benefit from stock options exercised		—	—	—	—	1,023	—	—	—	—	1,023
Net loss	$(10,910)	—	—	—	—	—	—	—	—	(10,910)	(10,910)
Cumulative translation adjustment	128	—	—	—	—	—	—	—	128	—	128
Unrealized gain on investments	316	—	—	—	—	—	—	—	316	—	316

	$(10,466)

BALANCE, MARCH 31, 2000		—	—	27,669,555	28	76,807	(483)	(118)	312	(48,420)	28,126
Exercise of common stock options for cash		—	—	478,514	—	1,877	—	—	—	—	1,877
Exercise of common stock warrants for cash		—	—	25,602	—	180	—	—	—	—	180
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	580,771	1	4,728	—	—	—	—	4,729
Issuance of common stock for stock bonus		—	—	18,182	—	100	—	—	—	—	100
Repurchase of restricted shares		—	—	(13,725)	—	(14)	14	—	—	—	—
Repayment of notes receivable from stockholders		—	—	—	—	—	433	—	—	—	433
Amortization of deferred compensation		—	—	—	—	—	—	55	—	—	55
Compensation expense associated with the acceleration of options		—	—	—	—	73	—	—	—	—	73
Termination of shares granted under incentive stock plans		—	—	—	—	(31)	—	31	—	—	—
Net loss	$(9,650)	—	—	—	—	—	—	—	—	(9,650)	(9,650)
Cumulative translation adjustment	567	—	—	—	—	—	—	—	567	—	567
Unrealized loss on investments	(123)	—	—	—	—	—	—	—	(123)	—	(123)

	$(9,206)

BALANCE, MARCH 31, 2001		—	—	28,758,899	29	83,720	(36)	(32)	756	(58,070)	26,367
Exercise of common stock options for cash		—	—	178,548	—	385	—	—	—	—	385
Issuance of common stock, net of offering costs of $1.6 million		—	—	5,993,498	6	12,701	—	—	—	—	12,707
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	887,228	1	2,588	—	—	—	—	2,589
Issuance of common stock for stock bonus, net of income tax		—	—	160,747	—	561	—	—	—	—	561
Repayment of notes receivable from stockholders		—	—	—	—	—	24	—	—	—	24
Amortization of deferred compensation		—	—	—	—	—	—	25	—	—	25
Compensation expense associated with the acceleration of options		—	—	—	—	76	—	—	—	—	76
Compensation expense associated with repricing of options		—	—	—	—	3,415	—	—	—	—	3,415
Compensation expense associated with stock bonus, net of income tax		—	—	—	—	340	—	—	—	—	340
Termination of shares granted under incentive stock plans		—	—	—	—	(7)	—	7	—	—	—
Net loss	$(25,658)	—	—	—	—	—	—	—	—	(25,658)	(25,658)
Cumulative translation adjustment	(367)	—	—	—	—	—	—	—	(367)	—	(367)
Unrealized loss on investments	(65)	—	—	—	—	—	—	—	(65)	—	(65)

	$(26,090)

BALANCE, MARCH 31, 2002		—	$—	35,978,920	$36	$103,779	$(12)	$—	$324	$(83,728)	$20,399

The accompanying notes are an integral part of these consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(25,658)	$(9,650)	$(10,910)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	7,926	6,092	2,977
Amortization of intangible long-term assets	326	372	371
Loss on abandonment or disposal of property and equipment	3,670	60	768
Provision for returns and doubtful accounts	858	978	1,494
Provision for loss on marketable securities		—	346
Stock compensation	4,392	173	—
Deferred compensation amortization	25	55	155
Deferred income taxes	—	1,443	205
Income tax benefit of option exercises	—	—	1,023
Changes in operating assets and liabilities, net of acquired business:
Accounts receivable	17,340	(3,634)	(12,249)
Inventories	149	489	(446)
Prepaid expenses, other current assets and other noncurrent assets	(83)	(674)	(3,308)
Accounts payable and accrued liabilities	(11,396)	(705)	14,911
Deferred revenue	(1,210)	4,331	5,965
Other noncurrent liabilities	471	473	—

Net cash (used in) provided by operating activities	(3,190)	(197)	1,302

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,713)	(26,432)	(9,323)
Proceeds from sales of property and equipment	—	890	—
Purchases of short-term investments	(11,014)	(1,785)	(24,662)
Sales of short-term investments	2,173	11,213	27,086
Issuance of note receivable to officer	—	(1,500)	—
Proceeds from repayment of note receivable to officer	—	1,500	—

Net cash used in investing activities	(13,554)	(16,114)	(6,899)

Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit	6,000	—	—
Repayments under line of credit	(6,000)	—	—
Proceeds from long-term debt	5,000	—	—
Repayments under long-term debt	(416)	—	—
Repayments under notes payable	—	—	(2,000)
Proceeds from issuance of common stock, net	15,681	6,786	6,679
Proceeds from repayment of notes receivable from stockholders	24	433	1,337

Net cash provided by financing activities	20,289	7,219	6,016

Net (decrease) increase in cash and cash equivalents	3,545	(9,092)	419
Effect of exchange rate changes on cash	(367)	567	128
Cash and cash equivalents, beginning of period	13,048	21,573	21,026

Cash and cash equivalents, end of period	$16,226	$13,048	$21,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$271	$447	$361

Cash paid for income taxes	$—	$—	$1,266

Noncash operating activities:
Negotiated reduction in implementation services classified as accounts payable and property and equipment	$1,417	$—	$—

Noncash investing and financing activities:
Conversion of redeemable common stock into common stock	—	—	$3,110

Termination of shares granted under incentive stock plans	$7	$31	$183

The accompanying notes are an integral part of these consolidated financial statements.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1.    ORGANIZATION AND OPERATIONS:

Brio Software, Inc. (Brio) was incorporated in California in 1989 and reincorporated in Delaware in April 1998 (see Note 7). Brio provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Brio’s software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions.

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

In September 2001, the Company changed its legal name from Brio Technology, Inc. to Brio Software, Inc.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Brio and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of Brio’s subsidiaries is the local currency. Accordingly, Brio applies the current rate method to translate the subsidiaries’ financial statements into U.S. dollars. Translation adjustments are included in accumulated components of comprehensive income (loss) in stockholders’ equity in the accompanying consolidated financial statements. Transaction gains (losses) of approximately $314,000 in fiscal 2002, approximately $(870,000) in fiscal 2001 and approximately $(429,000) in fiscal 2000, are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Brio considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2002 and 2001, Brio held its cash in checking and money market accounts.

Short-Term Investments

Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. All of Brio’s investments are classified as available-for-sale. Available-for-sale securities are

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carried at fair value, with the unrealized gains and losses reported in accumulated components of comprehensive income (loss) in stockholders’ equity in the accompanying consolidated financial statements. The fair value of Brio’s available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), net, in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	As of March 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$15,857	$—	$(130)	$15,727
Government debt securities	5,015	—	(6)	5,009

Total	$20,872	$—	$(136)	20,736

Less: Cash equivalents				9,680

Total short-term investments				$11,056

	As of March 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$8,107	$—	$(71)	$8,036
Government debt securities	1,000	—	—	1,000

Total	$9,107	$—	$(71)	9,036

Less: Cash equivalents				6,756

Total short-term investments				$2,280

Brio’s investment securities have various maturity dates ranging from less than 30 days to 12 months. Gross gains or losses for the years ended March 31, 2002, and 2001, respectively, were negligible. For the year ended March 31, 2000, gross losses were $82,000 and are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

Significant Concentrations

Financial instruments that potentially subject Brio to concentrations of credit risk consist principally of accounts receivable. Brio performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of March 31, 2002, no customer accounted for more than 10% of total accounts receivable. As of March 31, 2001, one customer accounted for more than 10% of total accounts receivable. For the years ended March 31, 2002, 2001 and 2000, no customer accounted for more than 10% of total revenues.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Brio’s inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory consists principally of completed software packages including media and documentation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Property and equipment consists of the following (in thousands):

	March 31,
	2002	2001
Software	$13,219	$14,305
Computer equipment	14,832	14,084
Furniture and fixtures	5,289	4,908
Leasehold improvements	10,851	10,616

	44,191	43,913
Less: Accumulated depreciation and amortization	(19,566)	(12,405)

	$24,625	$31,508

Long-lived Assets

Brio periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.”

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

Revenue Recognition

Brio derives revenues from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

Brio applies the provisions of Statement of Position 97-2 (“SOP”), “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brio recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, Brio uses the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

Brio uses a purchase order or a signed contract as evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our VARs, PLPs, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Brio uses a signed statement of work to evidence an arrangement for system implementation consulting.

Software is delivered to customers electronically or on a CD-ROM. Brio assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. Brio’s standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. Brio assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Brio determines that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

The majority of our consulting and implementation services qualify for separate accounting. We use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract. Training revenue is recognized when training is provided.

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller. Effective March 1, 2002, the Company revised its revenue recognition policy to resellers such that revenue is typically recognized when product has been sold through to an end user and such sell-through has been reported to the Company. The change in policy had no impact on revenue for fiscal 2002. The collection of payments on sales to resellers is not contingent or linked to the end customer paying the reseller and there are no rights of return.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed. In situations where the services are not expected to be provided and revenue recognized within twelve months of the balance sheet date, such amounts are classified as noncurrent deferred revenue.

Advertising Costs

The Company expenses all advertising costs as incurred.

Software Development Costs

Under SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs are capitalized. Amounts that could have been capitalized under this Statement were insignificant and, therefore, no costs have been capitalized to date.

Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, “Reporting Comprehensive Income,” which was adopted by Brio in the quarter ended June 30, 1998. SFAS No. 130 requires companies to report an additional measure of income or loss on the statements of operations, shareholders’ equity or on a separate financial statement that has the new measure of income or loss on it. “Comprehensive income (loss)” includes foreign currency translation gains and losses and other unrealized gains and losses on short term investments that have been previously excluded from net income (loss) and reflected in equity instead. Brio has reported the components of comprehensive income (loss) on its consolidated statements of stockholders’ equity.

Computation of Basic Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. Potential common shares from conversion of preferred stock, stock options and warrants and contingently issuable shares have been excluded from the calculation of diluted net loss per share as they are antidilutive. Potential common shares of 11,296,821, 10,694,160, and 5,177,305 were not included in the computation of diluted net loss per share for the years ended March 31, 2002, 2001 and 2000, respectively, because Brio incurred a loss in these periods and, therefore, their effect would be antidilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged,

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regardless of the acquirer’s intent to do so. In accordance with the transition provisions, Brio adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this FASB was insignificant.

In July 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09,”Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. Brio is required to adopt these new standards effective April 1, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. Brio is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its results of operations.

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

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. EITF 01-14 is effective for financial reporting periods beginning after December 15, 2001. Upon application of this EITF, comparative financial statements for prior periods will be reclassified to comply with this EITF. Effective March 31, 2002, Brio adopted EITF 01-14 and reclassified the statement of operations for the year ended March 31, 2001 to conform to the current year presentation. However, Brio can not reclassify the March 31, 2000 statement of operations as it is impractical due to the merger with SQRIBE in August 1999. The effect of this adoption is an increase in revenues and cost of revenues of $615,000 and $1.6 million for the years ended March 31, 2002 and 2001, respectively.

Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the fiscal 2002 presentation.

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

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for as a pooling-of-interests. All prior period consolidated financial statements were restated, in accordance with required pooling-of-interests accounting and disclosures.

4.    INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION:

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

Brio’s reportable segments are based on geographic area. Brio’s chief operating decision-makers are the President and Chief Executive Officer and the Chief Financial Officer. These chief operating decision-makers use net operating income to measure each region’s profit or loss and to allocate resources. Each region has a General Manager who is directly accountable to and maintains regular contact with the chief operating decision-makers regarding the operating activities, financial results and budgeting for the region. Brio identified the regions as segments under SFAS 131 based upon: 1) each region engaging in operating activities from which they generate revenue and expenses; 2) each region’s operating results being regularly reviewed by the chief operating decision-makers to make decisions about resources to be allocated to the regions and assess its performance; and 3) each region having discrete financial information available.

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments based on geographic area were as follows (in thousands):

Year Ended March 31, 2002	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
Revenues:
External customers	$89,260	$15,260	$6,848	$—	$111,368
Intersegment	4,816	—	1,488	(6,304)	—

Total revenues	94,076	15,260	8,336	(6,304)	111,368

Other Disclosures:
Depreciation and amortization	7,525	619	108	—	8,252
Interest income	256	37	22	—	315
Interest expense	272	—	—	—	272
Non-recurring operating expenses	5,115	653	—	—	5,767
Stock compensation charges	3,415	—	—	—	3,415
Provision for income taxes	101	—	50	—	151

Year Ended March 31, 2001
Revenues:
External customers	$128,503	$18,378	$4,731	$—	$151,612
Intersegment	4,938	686	1,731	(7,355)	—

Total revenues	133,441	19,064	6,462	(7,355)	151,612

Other Disclosures:
Depreciation and amortization	5,936	411	117	—	6,464
Interest income	1,213	35	10	—	1,258
Interest expense	447	—	—	—	447
Provision for income taxes	100	—	—	—	100

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal 2002, Brio did not allocate or report financial operations by segment beyond revenue and cost of revenue, nor allocate long-term assets by business segment. Therefore, fiscal 2001 segment reporting information is being presented to conform to the fiscal 2002 reporting methodology. For the year ended March 31, 2000, it is impractical to disclose segment information using the same reporting methodology as fiscal 2002 due to the merger with SQRIBE.

No one foreign country comprised more than 10% of total revenues for fiscal 2002, 2001, and 2000. None of Brio’s international operations have material items of long-lived assets.

5.    COMMITMENTS:

Brio leases various facilities under non-cancelable operating leases, which expire on various dates through May 2010. Brio also leases office equipment under various non-cancelable operating leases with terms, which expire through December 2004. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $944,000 and $473,000 as of March 31, 2002 and 2001, respectively, which is included in other noncurrent liabilities in the Consolidated Balance Sheets. Future minimum lease payments relating to these agreements are as follows (in thousands):

Years Ending March 31,
2003	$6,682
2004	6,369
2005	6,289
2006	5,302
2007	5,203
Thereafter	16,263

$46,108

Rent expense for the years ended March 31, 2002, 2001 and 2000 was $7,572,000, $7,950,000, and $4,620,000, respectively.

6.    LINE OF CREDIT:

In December 2001, Brio cancelled its $15.0 million accounts receivable based bank line of credit with Silicon Valley Bank. In addition, in January 2002, a $300,000 letter of credit issued by the same bank to support a facilities lease was cancelled.

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at March 31, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.75% at March 31, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

Under the prior line of credit that Brio had with Silicon Valley Bank loan, Brio was required to maintain the following financial covenants: (a) a monthly quick ratio of 1.5 to 1.0, and (b)(i) a maximum quarterly loss of $500,000 for the quarter ended March 31, 2001; $2,300,000 for the quarter ended June 30, 2001; $1,000,000 for

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the quarter ended September 30, 2001; $2,800,000 for the quarter ended December 31, 2001; and (ii) profitable for the quarter ended March 31, 2002.

The line of credit with Foothill Capital initially required Brio to (a) maintain minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ending June 30, 2002; $2,000,000 for the quarter ending September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, Brio amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002. As of March 31, 2002, Brio was not in compliance with the minimum EBITDA covenant, but obtained a waiver from Foothill Capital.

Additionally, the covenants were amended on a prospective basis requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ending June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ending September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ending June 30, 2002, the definition of EBITDA has also been amended to include an add back of a one-time non-cash expense resulting from the devaluation of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000.

As of March 31, 2002, $4.6 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.9 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of March 31, 2002, based on domestic eligible accounts receivable there were $5.8 million of additional borrowings available under the line of credit. As of March 31, 2002, no amounts other than the term loan are outstanding under the line of credit.

As part of the merger with SQRIBE, Brio assumed a $2.5 million bank line of credit. During fiscal 2000, all amounts outstanding under the line were paid and the line was cancelled. Brio also assumed a $1.0 million equipment purchase line of credit under which a $500,000 letter of credit was outstanding to support a facilities lease. During fiscal 2001, the line and the associated letter of credit were cancelled.

7.    STOCKHOLDERS’ EQUITY:

Common Stock

Upon closing of the merger with SQRIBE in August 1999, all of the then outstanding shares of SQRIBE convertible preferred stock were converted to 4,610,597 shares of Brio common stock and all of the then outstanding shares of redeemable common stock of SQRIBE were converted to 153,612 shares of Brio common stock.

In February 2002, the Board of Directors authorized a private placement of 5,993,498 shares of Brio’s common stock at $.001 par value for an aggregate amount of $14.3 million. Brio intends to use the net proceeds of the offering of $12.7 million for general corporate purposes, including working capital and capital expenditures.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, Brio has reserved the following shares of its common stock for future issuance:

Employee stock purchase plan	1,001,675
Exercise of stock options	19,352,556

Total shares reserved	20,354,231

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

Stock Options

Through March 31, 2002, Brio has 2,079,795 shares of common stock reserved for issuance under the 1992 Stock Option Plan (the “Plan”). Under the Plan, the Board of Directors may grant options to purchase Brio’s common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of Brio’s common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years. As of March 31, 2002, 983,100 of authorized shares expired as a result of the Plan reaching the tenth anniversary.

Brio’s 1998 Stock Option Plan (the “1998 Plan”) was adopted by Brio’s Board of Directors in February 1998. Through March 31, 2002, Brio has 10,862,087 shares of common stock reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio’s fiscal year through April 1, 2003, by the lesser of 1,000,000 or four percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio’s common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio’s common stock on the date of grant, in the case of incentive stock options, and not less than 85% of the fair value of Brio’s common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

Brio’s 1998 Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by Brio’s Board of Directors in February 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Directors’ Plan. Through March 31, 2002, 155,000 options have been granted under the Directors’ Plan. The Directors’ Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Brio subsequent to the initial public offering (the “First Option”), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future non-employee directors of Brio if, on such date, the director has served on

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the board for at least six months (the “Subsequent Option”). The exercise price per share of all options granted under the Directors’ Plan will equal the fair market value of a share of Brio’s common stock on the date of grant of the option. Options issued under the Directors’ Plan will have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

Brio’s 2000 Non-Executive Stock Option Plan (the “2000 Plan”) was adopted by the Brio’s Board of Directors in July 2000. A total of 6,000,000 shares of common stock has been reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of nonstatutory options to purchase shares of the Company’s common stock to employees, excluding executive officers and members of the Board of Directors. Nonstatutory options do not qualify as an incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Plan is administered by Brio’s Board of Directors. The plan administrator determines who shall receive options under the plan and the terms of options granted, including the number of shares subject to an option, the exercise price, the term and exercisability of options and any vesting, forfeiture or other restrictions that apply to awards. The 2000 Plan requires Brio to issue options with an exercise price equal to at least 85% of the fair market value of Brio common stock on the date of grant. The plan allows for payment of the exercise price with cash, check, promissory note, or other shares of Brio common stock, through a brokered cashless exercise program, or with any other form of consideration permitted by the administrator.

Options issued under the 2000 Plan generally vest over a four-year period and generally expire ten years from the date of grant.

The 2000 Plan provides for automatic adjustment of shares remaining available for issuance under the plan, as well as adjustment of outstanding awards, in the event of any stock split, stock dividend or similar change in Brio’s capital structure. In the event the company were to be acquired by a third-party acquiror, the plan provides that outstanding options may be assumed by its acquiror so that they would convert into awards to purchase acquiror stock (adjusted to reflect the terms of the transaction). If the acquiror did not agree to assume outstanding awards, then the administrator could accelerate vesting of outstanding options in connection with the transaction and cause the options to terminate to the extent unexercised as of the transaction’s closing. Unless terminated earlier, the 2000 Plan will terminate in July 2010.

As part of the merger with SQRIBE, Brio assumed all options outstanding under SQRIBE’s 1995 Stock Option Plan as amended and restated. No additional options will be granted under this plan. Stock options granted under this plan generally have vesting terms of four years and are exercisable for a period not to exceed ten years from the date of issuance.

Brio’s 2001 Stock Bonus Plan (the “2001 Plan”) was adopted by the Board of Directors in November 2001. A total of 3,000,000 shares of common stock have been reserved for issuance under this plan. The 2001 Plan provides for the issuance of stock bonus and restricted stock purchase awards to employees, including executive officers but excluding members of the Board of Directors. The 2001 Plan is administered by Brio’s Board of Directors. The plan administrator determines the terms of awards granted under the plan, including the number of shares subject to an award, the purchase price, if any, with respect to award shares, the term purchase rights that purchase rights will remain outstanding and any vesting, forfeiture or other restrictions that apply to awards. The

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Plan allows Brio to issue stock awards with an exercise price equal to any value determined appropriate by the administrator, including to grant stock bonus awards to employees without requiring that the employee pay for the shares. To the extent that a participant is required to purchase stock, the plan allows for payment of the purchase price with any consideration allowed by the administrator, including cash, personal property, or past services rendered to the company.

The 2001 Plan provides for automatic adjustment of shares remaining available for issuance under the plan, as well as adjustment of outstanding awards, in the event of any stock split, stock dividend or similar change in Brio’s capital structure. In the event the Company was to be acquired by a third-party acquiror, the plan provides that outstanding unexercised stock purchase awards would terminate. Unless terminated earlier, the 2001 Plan will terminate in November 2004.

Option activity under the Plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding—March 31, 1999	1,976,982	4,401,746	$5.53
Authorized	2,267,703	—	—
Restricted shares repurchased	625	—	—
Options granted	(3,208,498)	3,208,498	22.27
Options exercised	—	(1,287,331)	3.22
Options canceled	1,173,770	(1,173,770)	8.62

Outstanding—March 31, 2000	2,210,582	5,149,143	$15.78
Authorized	9,956,369	—	—
Restricted shares repurchased	13,725	—	—
Options granted	(8,439,365)	8,439,365	7.53
Options exercised	—	(478,514)	4.45
Options canceled	2,418,394	(2,418,394)	16.06

Outstanding—March 31, 2001	6,159,705	10,691,600	$9.74
Authorized	3,823,646	—	—
Shares expired	(983,100)	—	—
Options granted	(11,201,279)	11,201,279	2.82
Options exercised	—	(339,295)	2.75
Options canceled	10,256,763	(10,256,763)	7.68

Outstanding—March 31, 2002	8,055,735	11,296,821	$4.91

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of options outstanding and exercisable is as follows:

	As of March 31, 2002
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.17–$ 2.88	8,786,933	5.79	$2.16	336,849	$1.91
$ 2.90–$ 8.00	1,016,502	7.23	$5.57	540,744	$5.39
$ 8.20–$ 19.50	895,758	7.44	$13.88	398,431	$13.48
$ 20.19–$ 33.31	430,867	7.85	$26.54	203,112	$26.82
$ 34.00–$ 60.00	166,761	7.86	$41.93	60,914	$43.25

$ 1.17–$ 60.00	11,296,821	6.16	$4.91	1,540,050	$11.05

Brio’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by Brio’s Board of Directors in February 1998. Through March 31, 2002, Brio has 2,920,578 shares of common stock reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio’s fiscal year through April 1, 2003, by the lesser of 600,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of Brio’s common stock on the first day or the last day of each six-month offering period.

Brio accounts for its stock option and employee stock purchase plans (the “Plans”) under Accounting Principlest Bulletin Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Had compensation expense for these Plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” Brio’s net loss applicable to common stock would have increased to the following pro forma amounts (in thousands, except per share information):

	Years Ended March 31,
	2002	2001	2000
Net loss:
As reported	$(25,658)	$(9,650)	$(10,910)
Pro forma	$(47,321)	$(24,656)	$(17,758)
Basic and diluted net loss per share:
As reported	$(0.85)	$(0.34)	$(0.43)
Pro forma	$(1.57)	$(0.87)	$(0.70)

The weighted average grant date fair value of options granted during fiscal 2002, 2001, and 2000, was $2.37, $6.33, and $14.00, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Years Ended March 31,
	2002	2001	2000
Risk-free interest rates	3.89–5.35%	5.09–6.70%	5.09–6.65%
Expected dividend yields	0%	0%	0%
Expected lives	2.78 years	3.21 years	2.76 years
Expected volatility	144.1%	160.5%	101.9%

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2002, 2001 and 2000, Brio issued 887,228 shares, 580,771 shares, and 347,324 shares, respectively, under the Purchase Plan. The weighted average grant date fair value of each purchase right issued under the Purchase Plan during fiscal 2002, 2001, and 2000 was $4.79, $6.80, and $5.00, respectively. The fair value of the purchase rights granted in fiscal 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended March 31,
	2002	2001	2000
Risk-free interest rate	4.82%	6.09%	6.15%
Expected dividend yields	0%	0%	0%
Expected lives	0.49 years	0.85 years	1 year
Expected volatility	144.1%	160.5%	101.9%

Other Option and Warrant Agreements

As part of the merger with SQRIBE, Brio assumed a warrant agreement that granted rights to purchase 2,560 shares of common stock at $4.10 per share. These rights were issued in connection with a financing transaction in 1995. As of March 31, 2002, the warrant had expired.

As part of the merger with SQRIBE, Brio assumed a warrant agreement, dated in fiscal 1998, that granted rights to a consulting firm to purchase 25,602 shares of common stock at $7.03 per share. An expense of $106,000 was recorded for the fair value of these warrants when they were issued. The warrants to purchase 25,602 shares of common stock were exercised in fiscal 2001.

Stock Compensation Charges

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, of which approximately 6.9 million shares elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record an expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the fiscal year ended March 31, 2002, Brio recognized stock compensation expense of approximately $3.4 million relating to the option exchange program.

In December 2001 and January 2002, Brio modified certain stock option grants in connection with terminations that resulted in additional non-cash stock compensation expense of $76,000.

Stock Bonus Program

To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the year ended March 31, 2002, Brio temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus,

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus amount during the fiscal year ended March 31, 2002. The first installment of the bonus was paid in January 2002 by the issuance of 95,420 shares of common stock. The remaining payments will be made in two additional installments: one in April 2002 and one in July 2002. The income tax on the stock bonus will be approximately $211,000 and is classified in accrued liabilities. The net amount of $340,000 is classified in additional paid-in capital.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

Deferred Compensation

In connection with the granting of 1,369,368 stock options to employees during fiscal 1998, with a weighted average exercise price of $1.49 per share and a weighted average deemed fair market value of $1.91 per share, Brio recorded deferred compensation of $580,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In addition, Brio granted 67,419 stock options to employees during fiscal 1999, at a weighted average exercise price of $1.56 per share, with a weighted average deemed fair market value of $4.27 per share and recorded the difference between the deemed fair market value of the common stock for accounting purposes and the option exercise price of such options at the date of grant as $63,000 of compensation expense and $188,000 of deferred compensation. Such amounts are presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options. Approximately $25,000 was expensed during fiscal 2002, approximately $55,000 was expensed during fiscal 2001, and approximately $155,000 was expensed during fiscal 2000. All amounts have been fully amortized as of March 31, 2002.

8.    CONTINGENCIES:

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Objects’ pending patent litigation against Brio involving patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and is included in non-recurring operating expenses for the year ended March 31, 2000. The remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of March 31, 2002, approximately $1.0 million is included in the accompanying balance sheet in accrued liabilities representing the gross value of the remaining quarterly payments. As of March 31, 2001, approximately $2.9 million is included in the accompanying balance sheet in accrued liabilities of which $3.0 million represents the gross value of the remaining quarterly payments, offset by $119,000, which represents the interest that will be recognized over the remaining quarterly payments. The remaining payments will be made in $500,000 installments at various dates through July 2002.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    NON-RECURRING OPERATING EXPENSES:

In June 2001, Brio’s Board of Directors approved a restructuring plan to align Brio’s expenses with its revenues. Non-recurring expenses for the year ended March 31, 2002 consist of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses and the abandonment of property and equipment as follows (in thousands):

Year Ended March 31, 2002
Restructuring charges	$2,097
Abandonment of property and equipment	3,670

Total non-recurring expenses	$5,767

The restructuring charges as of March 31, 2002 are as follows (in thousands):

	Severance and Related Benefits	Lease Loss	Total Restructuring
Total charge	$1,736	$361	$2,097
Amount utilized	(1,712)	(277)	(1,989)

Accrual balance at March 31, 2002	$24	$84	$108

During the fiscal year ended March 31, 2002, Brio recorded approximately $1.7 million in costs associated with severance and related benefits. Brio reduced its headcount by approximately 181 employees, of which 66 related to cost of services, 23 related to research and development, 72 related to sales and marketing and 20 employees related to the general and administrative area. Brio expects to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter and all employees have been terminated as of March 31, 2002. In addition, the facility consolidations are expected to lower facilities expenses that would have been incurred had Brio continued to occupy the leased facilities it abandoned by $430,000 annually.

The facilities consolidation expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate, considering time to sublease, actual sublease rates, and other variables. Brio has estimated that the high end of the lease loss could be an additional $108,000 if operating lease rental rates continue to decrease in this market and should it take longer than expected to find a suitable tenant to sublease the facility.

For the fiscal year ended March 31, 2002, $3,670,000 of the non-recurring expenses related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-recurring operating expenses for fiscal 2000 are comprised of merger and restructuring costs related to the SQRIBE merger and the settlement of Brio’s ongoing patent litigation with Business Objects as follows (in thousands):

March 31, 2000
Merger and restructuring costs	$13,160
Settlement costs (see Note 8)	9,137

Total non-recurring operating expenses	$22,297

Brio’s merger with SQRIBE was completed on August 3, 1999. In fiscal 2000, merger and restructuring costs of $13.2 million consisted of $7.4 million in transaction and related professional fees, $639,000 in severance costs to terminate employees, $1.3 million in merger integration expenses, $387,000 in consolidation of facilities, $697,000 in equipment retirements and $2,737,000 in other miscellaneous merger-related expenses. All termination notices and benefits were communicated to the affected employees prior to year-end and all of the merger-related expenses were incurred prior to year-end. Substantially all of the merger-related charges were paid during fiscal 2000.

10.    INCOME TAXES:

Brio accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences. The deferred tax assets and liabilities are determined using the current applicable enacted federal and state tax rates.

Brio’s loss before provision for income taxes consists of losses generated by its domestic operations and losses generated by its foreign subsidiaries as follows (in thousands):

	Years Ended March 31,
	2002	2001	2000
Domestic	$(20,367)	$(4,970)	$(4,244)
Foreign	(5,140)	(4,580)	(5,323)

Total income (loss) before provision for income taxes	$(25,507)	$(9,550)	$(9,567)

The provision for income taxes consists of the following (in thousands):

	Years Ended March 31,
	2002	2001	2000
Current
State	$101	$20	$823
Federal	—	—	269
Foreign	50	80	46

Total current	151	100	1,138

Deferred
State	—	—	205
Federal	—	—	—

Total deferred	—	—	205

Total provision for income taxes	$151	$100	$1,343

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the statutory U.S. Federal income tax rate of 34% and Brio’s actual income taxes is due to the following (in thousands):

	Years Ended March 31,
	2002	2001	2000
Expected income tax (benefit)	$(8,672)	$(3,247)	$(3,253)
Expected state income taxes, net of federal tax (benefit)	(1,155)	(531)	(288)
Non-deductible merger costs	—	—	2,430
Foreign taxes	50	80	27
State franchise taxes	101	20	—
Tax credits	(1,495)	(1,216)	(1,251)
Increase in valuation allowance	11,056	4,709	3,769
Non-deductible items	184	284	188
Other	82	1	(279)

Provision for income taxes	$151	$100	$1,343

Brio has a net deferred tax asset as follows (in thousands):

	Year Ended March 31,
	2002	2001
Allowance for sales returns and doubtful accounts	$681	$1,006
Depreciation and amortization	(675)	(626)
Deferred revenue	216	4,475
Accrued expenses and other	2,990	3,165
Intangible assets	(217)	747
Federal and state credits	5,872	4,757
Capitalized research and development	1,398	722
Net operating losses	28,561	13,524

Total deferred tax asset	38,826	27,770
Valuation allowance	(38,379)	(27,323)

Net deferred tax asset	$447	$447

Brio has provided a valuation allowance for a significant portion of its deferred tax asset as of March 31, 2002. Approximately $5.5 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders’ equity and will not be available to benefit the income tax provisions in any future period.

At March 31, 2002, Brio has approximately $51.9 million of Federal net operating loss carryforwards and approximately $50.0 million of State net operating loss carryforwards both of which expire at various dates through 2022. Brio also has approximately $25.0 million of Foreign net operating loss carryforwards, which expire at various dates through 2022 or carryforward indefinitely. In addition, Brio has Federal R&D tax credit carryforwards of approximately $3.7 million, State R&D tax credit carryforwards of approximately $1.9 million and Federal alternative minimum tax credit carryforwards of approximately $230,000 which expire at various dates through 2022 or carryforward indefinitely. Furthermore, the Internal Revenue Code contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    SUBSEQUENT EVENTS:

In April 2002, Brio announced an immediate 8% reduction in its worldwide workforce. Brio anticipates recording a restructuring charge between $1.0 and $1.4 million during the quarter ending June 30, 2002 related to this workforce reduction.

In May 2002, the second installment of the stock bonus was paid by the issuance of 68,424 shares of common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenue	Deductions	Balance at End of Period
Year ended March 31, 2002:
Allowance for returns and doubtful accounts	$2,814,000	$808,000	$50,000	$1,666,000	$2,006,000
Year ended March 31, 2001:
Allowance for returns and doubtful accounts	$2,848,000	$378,000	$600,000	$1,012,000	$2,814,000
Year ended March 31, 2000:
Allowance for returns and doubtful accounts	$1,394,000	$1,494,000	$—	$40,000	$2,848,000

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on August 21, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant.

(a) Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 hereof.

(b) Directors—the information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Registrant’s Proxy Statement.

Item 11.     Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled “Compensation of Executive Officers” in the Registrant’s Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the section entitled “Brio Common Stock Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Arthur Andersen LLP, Independent Public Accountants

(2) Financial Information Schedule

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(b) Reports on Form 8-K.

(1) Form 8-K filed by the Company on March 4, 2002 reporting the press release issued by the Company on February 22, 2002 announcing the sales of 5,993,498 shares of common stock in a private placement.

(c) Exhibits and Financial Information Schedule.

(1) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 23, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. **

2.2	Amendment No. 1 to Agreement and Plan of Merger dated March 24, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). **

2.3	Amendment No. 2 to Agreement and Plan of Merger dated July 2, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). **

3.1	Amended and Restated Certificate of Incorporation of Brio. *

3.2	Bylaws of Brio. *

4.1	Specimen Stock Certificate. *

4.2	Amended and Restated Rights Agreement dated as of June 27, 1997 between Brio and the individuals and entities listed in the signature pages hereto, as amended effective February 27, 1998. *

4.3	Amendment to Rights Agreement dated February 24, 1999. **

10.1	Form of Indemnification Agreement between Brio and each of its Officers and Directors. *

10.2	Amended and Restated Loan and Security Agreement dated March 31, 2001 between Brio and Silicon Valley Bank.***

10.8	1992 Stock Option Plan. *

10.9	1998 Stock Option Plan. *

10.10	1998 Director’s Stock Option Plan. *

10.11	1998 Employee Stock Purchase Plan. *

10.12	Form of Affiliate Agreement. **

10.17	Lease Agreement dated December 20, 1999 between Brio and Sobrato Development Group. ****

10.30	Employment Agreement dated January 7, 2002 between Brio and Craig Collins. +

21.1	List of Subsidiaries. *

23.1	Consent of Independent Public Accountants.

Exhibit Number	Description

24.1	Power of Attorney (see page 66).

99.1	Letter to Commission Pursuant to Temporary Note 3T.

*	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-1 (No. 333-47263) and amendments thereto which became effective April 30, 1998
**	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-4 (No. 333-82341) and amendments hereto, which became effective August 3, 1999.
***	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K, filed on June 29, 2001.
****	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K, as amended, filed on July 28, 2000.
+	Designates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	/s/ CRAIG D. BRENNAN
Craig D. Brennan President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 20, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig D. Brennan and Craig Collins, and each of them, as his, her or his attorneys-in-fact, each with the power of substitution, for him, her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ CRAIG D. BRENNAN Craig D. Brennan	President, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2002
/s/ CRAIG COLLINS Craig Collins	Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)	May 20, 2002
/s/ YORGEN H. EDHOLM Yorgen H. Edholm	Chairman of the Board of Directors	May 20, 2002
/s/ BERNARD J. LACROUTE Bernard J. Lacroute	Director	May 20, 2002
/s/ E. FLOYD KVAMME E. Floyd Kvamme	Director	May 20, 2002
/s/ ERNEST VON SIMSON Ernest von Simson	Director	May 20, 2002