Form 10-K/A
period 2002-03-31
BRIO SOFTWARE INC
filed 2002-06-05
CIK 1056294

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
ANNUAL REPORT ON FORM 10-K/A
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

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end-user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end-user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, 1.2% and 2.8% of total revenues in fiscal 2002, 2001 and 2000, respectively. Effective March 1, 2002, we revised our revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to us. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for fiscal 2002. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under our standard payment terms and PCS starts upon revenue recognition. There are no contractual rights of return and we have not historically accepted unusual or significant returns.

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

        For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected discounted cash flows and should different conditions prevail, material write- downs of net intangible assets and/or goodwill could occur.

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

BRIO TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to March 1, 2002, revenue on product sales through the Company’s resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end-user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end-user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, 1.2% and 2.8% of total revenues in fiscal 2002, 2001 and 2000, respectively. Effective March 1, 2002, the Company revised its revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to the Company. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for fiscal 2002. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under the Company’s standard payment terms and PCS starts upon revenue recognition. There are no contractual rights of return and the Company has not historically accepted unusual or significant returns.

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

(c) Exhibits and Financial Information Schedule.

(1) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 23, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. **

2.2	Amendment No. 1 to Agreement and Plan of Merger dated March 24, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). **

2.3	Amendment No. 2 to Agreement and Plan of Merger dated July 2, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). **

3.1	Amended and Restated Certificate of Incorporation of Brio. *

3.2	Bylaws of Brio. *

4.1	Specimen Stock Certificate. *

4.2	Amended and Restated Rights Agreement dated as of June 27, 1997 between Brio and the individuals and entities listed in the signature pages hereto, as amended effective February 27, 1998. *

4.3	Amendment to Rights Agreement dated February 24, 1999. **

10.1	Form of Indemnification Agreement between Brio and each of its Officers and Directors. *

10.2	Amended and Restated Loan and Security Agreement dated March 31, 2001 between Brio and Silicon Valley Bank.***

10.8	1992 Stock Option Plan. *

10.9	1998 Stock Option Plan. *

10.10	1998 Director’s Stock Option Plan. *

10.11	1998 Employee Stock Purchase Plan. *

10.12	Form of Affiliate Agreement. **

10.17	Lease Agreement dated December 20, 1999 between Brio and Sobrato Development Group. ****

10.30	Employment Agreement dated January 7, 2002 between Brio and Craig Collins. + *****

21.1	List of Subsidiaries. *

23.1	Consent of Independent Public Accountants.

Exhibit Number	Description

24.1	Power of Attorney (see page 66).*****

99.1	Letter to Commission Pursuant to Temporary Note 3T.

*	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-1 (No. 333-47263) and amendments thereto which became effective April 30, 1998
**	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-4 (No. 333-82341) and amendments hereto, which became effective August 3, 1999.
***	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K, filed on June 29, 2001.
****	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K, as amended, filed on July 28, 2000.
*****	Previously filed.
+	Designates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	*
Craig D. Brennan President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
* Craig D. Brennan	President, Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2002
/s/ CRAIG COLLINS Craig Collins	Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)	June 5, 2002
* Yorgen H. Edholm	Chairman of the Board of Directors	June 5, 2002
* Bernard J. Lacroute	Director	June 5, 2002
* E. Floyd Kvamme	Director	June 5, 2002
* Ernest von Simson	Director	June 5, 2002

*By: /s/ CRAIG COLLINS Craig Collins Attorney-in-Fact