Form 10-Q
period 2002-06-30
BRIO SOFTWARE INC
filed 2002-08-14
CIK 1056294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒            No ☐

As of August 9, 2002 there were                  shares of the registrant’s Common Stock outstanding.

BRIO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	March 31, 2002(1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,231	$16,226
Short-term investments	13,685	11,056
Accounts receivable, net	17,672	17,238
Inventories	276	184
Deferred income taxes	447	447
Prepaid expenses and other current assets	4,227	4,475

Total current assets	48,538	49,626
Property and Equipment, net	22,522	24,625
Other Noncurrent Assets	1,762	1,785

	$72,822	$76,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$1,667
Accounts payable	5,561	5,089
Accrued liabilities:
Payroll and related benefits	6,602	7,015
Other	6,584	8,059
Deferred revenue, current	28,745	29,347

Total current liabilities	49,159	51,177
Noncurrent Deferred Revenue	860	599
Noncurrent Note Payable	2,500	2,917
Other Noncurrent Liabilities	1,047	944

Total liabilities	53,566	55,637

Stockholders’ Equity:
Common stock	37	36
Additional paid-in capital	101,653	103,779
Notes receivable from stockholders	(12)	(12)
Accumulated comprehensive income	(459)	324
Accumulated deficit	(81,963)	(83,728)

Total stockholders’ equity	19,256	20,399

	$72,822	$76,036

(1)	This financial information is derived from Brio’s audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Revenues:
License fees	$12,021	$13,471
Services	14,114	16,002

Total revenues	26,135	29,473

Cost of revenues:
License fees	411	563
Services (includes $386 and $0, respectively, in stock compensation benefit)	4,355	7,782

Total cost of revenues	4,766	8,345

Gross profit	21,369	21,128

Operating expenses:
Research and development (includes $543 and $0, respectively, in stock compensation benefit)	5,117	7,416
Sales and marketing (includes $758 and $0, respectively, in stock compensation benefit)	11,971	17,891
General and administrative (includes $1,505 and $0, respectively, in stock compensation benefit)	1,346	2,910
Loss on disposal of property and equipment	964	—
Restructuring charges	1,000	431

Total operating expenses	20,398	28,648

Income (loss) from operations	971	(7,520)
Interest and other income (expense), net	914	(99)

Income (loss) before provision for income taxes	1,885	(7,619)
Provision for income taxes	120	14

Net income (loss)	$1,765	$(7,633)

Basic net income (loss) per share	$0.05	$(0.26)

Shares used in computing basic net income (loss) per share	36,710	29,047

Diluted net income (loss) per share	$0.05	$(0.26)

Shares used in computing diluted net income (loss) per share	36,769	29,047

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$1,765	$(7,633)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,990	2,147
Deferred compensation amortization	—	13
Stock compensation	(3,192)	—
Loss on disposal of property and equipment	964	—
Changes in operating assets and liabilities:
Accounts receivable	(434)	14,499
Inventories	(92)	34
Prepaid expenses, other current assets and other noncurrent assets	235	29
Accounts payable and accrued liabilities	(1,685)	(4,430)
Deferred revenue	(341)	(3,124)
Other noncurrent liabilities	103	133

Net cash provided by (used in) operating activities	(687)	1,668

Cash Flows from Investing Activities:
Purchases of short-term investments	(5,528)	—
Sales of short-term investments	3,000	2,171
Purchases of property and equipment, net	(694)	(4,110)

Net cash used in investing activities	(3,222)	(1,939)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	1,215	2,148
Repayments under long-term debt	(417)	—
Repayments under notes receivable from stockholders	—	4

Net cash provided by financing activities	798	2,152

Net increase (decrease) in cash and cash equivalents	(3,111)	1,881
Effect of exchange rate changes on cash	(884)	(26)
Cash and cash equivalents, beginning of period	16,226	13,048

Cash and cash equivalents, end of period	$12,231	$14,903

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Brio, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio’s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 2002.

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

Revenue Recognition

Brio derives revenues from two sources, license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of Brio’s revenue for any period if different conditions were to prevail.

Brio applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

Brio recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, Brio uses the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence (VSOE) of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

Brio uses a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through Brio’s value-added resellers (VARs), private label partners (PLPs), resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Brio uses a signed statement of work to evidence an arrangement for system implementation consulting.

Software is delivered to customers electronically or on a CD-ROM. Brio assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. Brio’s standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. Brio assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Brio determines that collection of a fee is not probable, Brio defers the revenue and recognizes it at the time collection becomes probable, which is generally upon receipt of cash payment. If an acceptance period is other than in accordance with standard user documentation, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (3) the services are not essential to the functionality of the software, and (4) VSOE exists for the undelivered elements. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Brio accounts for the arrangements under the percentage of completion method pursuant to SOP 81-1 when reliable estimates are available for the costs and efforts necessary to complete the implementation services. In instances when such estimates are not available, the completed contract method is utilized.

The majority of Brio’s consulting and implementation services qualify for separate accounting. Brio uses VSOE of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Brio’s consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, Brio recognizes revenue using the percentage of completion method. For time-and-materials contracts, Brio recognizes revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract. Training revenue is recognized when training is provided.

Prior to March 1, 2002, revenue on product sales through Brio’s resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end-user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end-user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, 1.2%, 0.0% and 0.2% of total revenues in fiscal 2002, 2001 and for the three months ended June 30, 2002 and 2001, respectively. Effective March 1, 2002, the Company revised its revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to the Company. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the three months ended June 30, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under the Company’s standard payment terms and post-contract support (PCS) starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and the Company has not historically accepted unusual or significant returns.

Short-term Investments

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	June 30, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$13,234	$37	$(148)	$13,123
Government debt securities	6,560	76	—	6,636

Total	$19,794	$113	$(148)	19,759

Less: Cash equivalents				6,074

Total short-term investments				$13,685

	March 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$15,857	$—	$(130)	$15,727
Government debt securities	5,015	—	(6)	5,009

Total	$20,872	$—	$(136)	20,736

Less: Cash equivalents				9,680

Total short-term investments				$11,056

Computation of Basic and Diluted Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2002	June 30, 2001
Net income (loss)	$1,765	$(7,633)

Basic and diluted net income per share:
Shares used in computing basic net income (loss) per share	36,710	29,047
Dilutive effect of common share equivalents	59	—

Shares used in computing diluted net income (loss) per share	36,769	29,047

Basic net income (loss) per share	$0.05	$(0.26)

Diluted net income (loss) per share	$0.05	$(0.26)

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three months ended June 30, 2002 and 2001, 10,592,747 and 4,628,857 potential common shares from conversion of stock options, warrants and contingently issuable shares, respectively, have been excluded from the calculation of diluted net income (loss) per share, with a weighted-average price of $1.88, and $5.99, per common share, respectively as their affect would be antidilutive.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, Brio adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this SFAS was insignificant.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and certain provisions of APB Opinion 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. The adoption of SFAS No. 144 on April 1, 2002, did not have a material impact on Brio’s consolidated financial statements.

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. Upon application of this EITF, comparative financial statements for prior periods are reclassified to comply with this EITF. Effective January 1, 2002, Brio adopted EITF No. 01-14 and reclassified the statement of operations for the three-months ended June 30, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of $416,000 for the three-months ended June 30, 2001.

In June 2002, the FASB issued SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. Brio will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the fiscal 2003 presentation.

Note 2.    Line of Credit

In December 2001, Brio entered into an accounts receivable based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at June 30, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.75% at June 30, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic, eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including the Company’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

On February 27, 2002, Brio amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002 and stock compensation charges resulting from Brio’s stock option repricing.

Additionally, the covenants were amended on May 15, 2002 on a prospective basis requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ending June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ending September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ending June 30, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the devaluation of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000. As of June 30, 2002, Brio was in compliance with all covenants.

As of June 30, 2002, $4.2 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.5 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of June 30, 2002, based on domestic eligible accounts receivable there was $860,000 of additional borrowings available under the line of credit. As of June 30, 2002, no amounts other than the term loan are outstanding under the line of credit.

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

Brio’s reportable segments are based on geographic area. Brio’s chief operating decision-makers are the President and Chief Executive Officer and the Chief Financial Officer. These chief operating decision-makers use net operating income to measure each region’s profit or loss and to allocate resources. Each region has a General Manager who is directly accountable to and maintains regular contact with the chief operating decision-makers regarding the operating activities, financial results and budgeting for the region. Brio identified the regions as segments under SFAS 131 based upon: (1) each region engaging in operating activities from which they generate revenue and expenses; (2) each region’s operating results being regularly reviewed by the chief operating decision-makers to make decisions about resources to be allocated to the regions and assess its performance; and (3) each region having discrete financial information available.

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments based on geographic area were as follows (in thousands):

	Three Months Ended June 30, 2002
	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
Revenues:
External customers	$20,504	$3,352	$2,279	$—	$26,135
Intersegment	1,564	—	360	(1,924)	—

Total revenues	22,068	3,352	2,639	(1,924)	26,135

Other Disclosures:
Depreciation and amortization	1,694	240	56	—	1,990
Interest income	60	6	4	—	70
Interest expense	118	—	—	—	118
Non-recurring operating expenses	473	527	—	—	1,000
Stock compensation charges	(3,192)	—	—	—	(3,192)
Provision for income taxes	110	—	10	—	120

	Three Months Ended June 30, 2001
	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
Revenues:
External customers	$23,967	$4,176	$1,330	$—	$29,473
Intersegment	801	—	580	(1,381)	—

Total revenues	24,768	4,176	1,910	(1,381)	29,473

Other Disclosures:
Depreciation and amortization	2,025	87	35	—	2,147
Interest income	137	4	2	—	143
Interest expense	66	—	—	—	66
Non-recurring operating expenses	431	—	—	—	431
Provision for income taxes	—	—	14	—	14

No one foreign country comprised more than 10% of total revenues for the three months ended June 30, 2002 and 2001. None of Brio’s international operations have material items of long-lived assets.

Note 4.    Litigation

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object’s pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and the remaining $900,000 represents interest that will be recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of June 30, 2002 and March 31, 2002 approximately $500,000 and $1.0 million, respectively, are included in the accompanying balance sheet in accrued liabilities. The remaining payment was made in July 2002.

Note 5.    Restructuring Charges

Brio’s Board of Directors originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, Brio’s Board of Directors approved a new restructuring plan as additional reductions were required to bring costs in alignment with revenues. During the three months ended June 30, 2002 and 2001, Brio recorded approximately $1.0 million and $431,000, respectively, in costs associated with severance and related benefits associated with the workforce reductions in various organizations across the Company to consistently align Brio’s expenses with its revenues. Brio reduced its headcount by approximately 41 and 63 employees, as of June 30, 2002 and 2001, respectively. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter and all employees had been terminated as of June 30, 2002 and 2001, respectively. Additional restructuring expenses for facilities consolidations due to underutilization may occur in the remaining quarters of fiscal 2003.

The restructuring charges as of June 30, 2002 and 2001 are as follows (in thousands):

Severance and Related Benefits
For the three months ended June 30, 2002
Total charge	$1,000
Amount utilized	(594)

Accrual balance at June 30, 2002	$406

For the three months ended June 30, 2001
Total charge	$431
Amount utilized	(125)

Accrual balance at June 30, 2001	$306

Note 6.    Stock Compensation Charges

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the three months ended June 30, 2002 and 2001, Brio recognized a stock compensation benefit of approximately $3.2 million and zero, respectively, relating to the option exchange program.

Note 7.    Stock Bonus Program

To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the fiscal year 2002, Brio temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus reimbursed divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus amount during the fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424, and 128,136 shares of common stock, respectively. The income tax on the stock bonus that was paid in July 2002 was approximately $105,000 and is classified in accrued liabilities. The total amount, net of income taxes, issued as stock is $340,000 and is classified in additional paid-in capital.

Note 8.    Loss on Disposal of Property and Equipment

In May 2002, Brio performed a physical count of their technology equipment and related components. As a result of the physical count, the Company recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto, and with Brio’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 included in Brio’s Form 10-K, as amended, and the other information included elsewhere in this Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors That May Affect Future Operating Results” below.

Overview

Brio Software, Inc. (Brio) provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses applicable to common stock of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001 and $10.9 million in fiscal 2000. We had net income of approximately $1.8 million during the three months ended June 30, 2002. As June 30, 2002, we had stockholders’ equity of approximately $19.3 million and an accumulated deficit of approximately $82.0 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

Impact of Economic Downturn

Due to the severe economic downturn experienced beginning April 1, 2001 and continuing through June 30, 2002, we experienced a reduction in total revenues for each of the quarters during fiscal 2002 when compared to fiscal 2001 and for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. Total revenues were $26.1 million for the three months ended June 30, 2002 compared to $29.5 million for the three months ended June 30, 2001. When comparing the quarterly revenues of fiscal 2002 to fiscal 2001, total revenues were $29.5 million for the three months ended June 30, 2001 compared to $33.4 million for the three months ended June 30, 2000, $28.2 million for the three months ended September 30, 2001 compared to $34.3 million for the three months ended September 30, 2000, $28.3 million for the three months ended December 31, 2001 compared to $39.2 million for the three months ended December 31, 2000 and $25.3 million for the three months ended March 31, 2002 compared to $44.7 million for the three months ended March 31, 2001. The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout fiscal 2002 and continuing into the first quarter of fiscal 2003. We experienced a decrease in our customers’ capital spending and sales to these customers have generally became progressively smaller.

In response to the revenue decline, we took several actions to reduce our operating expenses during fiscal 2002. Specifically, we reduced our headcount by 124 employees, from 661 employees at March 31, 2001 to 537 employees at March 31, 2002, closed underutilized facilities, wrote off the associated leasehold improvements and reduced overall operating expenses. In addition, during fiscal 2002, liquidity became a concern as expense reduction lagged revenue declines during the year. As a result, we increased our efforts to expedite collections and shorten days sales outstanding (DSO). These events allowed us to improve liquidity by securing a new credit line in December 2001 and raising additional equity capital during the three months ended March 31, 2002.

During the quarter ended June 30, 2002, we additionally reduced our headcount by approximately 41 employees to further align our costs with revenues. We anticipate continuing our cost reduction efforts as required on a go forward basis. In particular, we are evaluating underutilization of various facilities throughout the world in an effort to consolidate and or eliminate certain facilities to further reduce operating expenses.

Additional non-recurring operating expenses for facilities consolidations due to underutilization may occur in the remaining quarters of fiscal 2003.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances, long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

We use a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our VARs, PLPs, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. We use a signed statement of work to evidence an arrangement for system implementation consulting.

Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable, which is generally upon receipt of cash payment. If an acceptance period is other than in accordance with standard user documentation, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (3) the services are not essential to the functionality of the software, and (4) VSOE exists for the undelivered elements. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We account for the arrangements under the percentage of completion method pursuant to SOP 81-1 when reliable estimates are available for the costs and efforts necessary to complete the implementation services. In instances when such estimates are not available, the completed contract method is utilized.

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

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end-user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end-user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, 1.2%, 0.0% and 0.2% of total revenues in fiscal 2002, 2001 and for the three months ended June 30, 2002 and 2001, respectively. Effective March 1, 2002, we revised our revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to us. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the three months ended June 30, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under our standard payment terms and PCS starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and we have not historically accepted unusual or significant returns.

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

Valuation of Long-Lived Assets

We periodically review our long-lived assets, including property and equipment and certain identifiable intangibles for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that we consider as impairment indicators include, but are not limited to (1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which we use it, (3) adverse economic trends, and (4) a significant decline in expected operating results.

When we determine that one or more impairment indicators are present for our long-lived assets, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

As of June 30, 2002, we had not recorded an impairment loss on our long-lived assets. We do not expect to record an impairment loss on our long-lived assets in the near future.

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

We record a valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2002	2001
Consolidated Statements of Operations Data:
Revenues:
License fees	46%	46%
Services	54	54

Total revenues	100	100

Cost of revenues:
License fees	2	2
Services	16	26

Total cost of revenues	18	28

Gross profit	82	72

Operating expenses:
Research and development	20	25
Sales and marketing	46	62
General and administrative	5	10
Loss on disposal of property and equipment	3	—
Restructuring charges	4	1

Total operating expenses	78	98

Income (loss) from operations	4	(26)
Interest and other income (expense), net	3	—

Income (loss) before provision for income taxes	7	(26)
Provision for income taxes	—	—

Net income (loss)	7%	(26)%

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $3.3 million or 11% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was primarily due to the continued weakness in the economic environment, which in combination has resulted in continuing lengthening of the enterprise sales cycle and deferred information technology spending. As a result, there was a reduction in the number and size of deals closed, specifically within the consulting organization when compared to historical results.

Revenues by geographic location were as follows for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001
Revenues by Geography:
Domestic	$20,504	$23,967
International	5,631	5,506

Total revenues	$26,135	$29,473

Revenue from international sources increased $125,000 or 2% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase was primarily due to an increase in the Asia Pacific region as we continued to strengthen and expand our indirect sales efforts in these areas, which resulted in a greater number of deals closed. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about revenues in geographic areas.

License Fees.    Revenues from license fees decreased $1.5 million or 11% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was primarily due to the continued weakness in the economic, lengthening the sales cycle for large-scale deployments, which resulted in a reduction in the number and size of deals closed when compared to historical results.

Services.    Services revenues decreased $1.9 million or 12% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was primarily due to a decrease in consulting revenues offset by an increase in maintenance and support revenues related to our installed customer base.

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $152,000 or 27% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in absolute dollars was due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing “shrinkwrapped” product.

Services.    Cost of revenues from services consists primarily of personnel costs and third party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $3.4 million or 44% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was due to the workforce reduction and a benefit from the stock compensation charge. Cost of revenues from services may vary between periods due to the volume and mix of services provided by our personnel relative to services provided by outside consultants and to varying levels of expenditures required to support the services organization.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $2.3 million or 31% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was primarily due to the workforce reduction and a benefit from the stock compensation charge. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future, as we believe that investment for research and development is essential to product and technical leadership.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $5.9 million or 33% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was primarily due to the workforce reduction and a benefit from the stock compensation charge as well as lower commission expenses in the sales organization due to the decrease in total revenues. We expect sales and marketing expense will continue to vary as a percentage of total revenues.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as professional service fees such as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $1.6 million or 54% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Substantially all of the decrease was attributable to the benefit from the stock compensation charge. We expect that our general and administrative expenses will continue to vary as a percentage of total revenues.

Restructuring Charges.    Our Board of Directors originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, our Board of Directors approved a new restructuring plan, as additional reductions were required to bring costs in alignment with revenues. During the three months ended June 30, 2002 and 2001, we recorded approximately $1.0 million and $431,000, respectively, in costs associated with severance and related benefits associated with the workforce reductions in various organizations across the company to consistently align our expenses with our revenues. We reduced our headcount by approximately 41 and 63 employees, as of June 30, 2002 and 2001, respectively. All termination notices and benefits were communicated to the affected employees prior to the end of each quarter and all employees had been terminated as of June 30, 2002 and 2001, respectively. Additional restructuring expenses for facilities consolidations due to underutilization may occur in the remaining quarters of fiscal 2003.

The restructuring charges as of June 30, 2002 and 2001 are as follows (in thousands):

Severance and Related Benefits
For the three months ended June 30, 2002
Total charge	$1,000
Amount utilized	(594)

Accrual balance at June 30, 2002	$406

For the three months ended June 30, 2001
Total charge	$431
Amount utilized	(125)

Accrual balance at June 30, 2001	$306

Stock Compensation Charges

In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, we will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, we will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the three months ended June 30, 2002 and 2001, Brio recognized stock compensation benefit of approximately $3.2 million and zero, respectively, relating to the option exchange program.

Stock Bonus Program

To conserve our cash until we could raise additional equity financing and to help us achieve cash flow positive results of operations for the fiscal year 2002, we temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent our employees to remain with us, we implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if we achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with us on various dates through July 2002, as set forth in the Program, would receive a fixed dollar amount bonus, payable at the discretion of our Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus reimbursed divided by the market value of the stock on the applicable date of issuance. We achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus amount during fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424, and 128,136 shares of common stock, respectively. The income tax on the stock bonus that was paid in July 2002 was approximately $105,000 and is classified in accrued liabilities. The total amount, net of income taxes, issued as stock is $340,000 and is classified in additional paid-in capital.

Loss on Disposal of Property and Equipment

In May 2002, we performed a physical count of our technology equipment and related components. As a result of the physical count, we recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest and other income (expense), net, increased $1.0 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase related to a gain on foreign exchange due to the weakening of the dollar against the Euro and other foreign currencies. This gain was primarily driven by our intercompany payable balances between our foreign subsidiaries, which are eliminated in the presentation of Condensed Consolidated Balance Sheets. We anticipate continued fluctuations in foreign exchange, which we do not currently hedge against. Therefore, results will continue to vary based on such fluctuations in future periods.

Income Taxes

We recorded a provision for income taxes of $120,000 and $14,000 for the three months ended June 30, 2002 and 2001, respectively. This provision consist primarily of State minimum and franchise taxes and taxes for certain profitable foreign subsidiaries. We will utilize net operating loss carryforwards to offset income taxes generated from domestic operations. However, given the uncertainty of achieving profitability during the remainder of fiscal 2003 and beyond, we maintain a valuation allowance to reduce the deferred tax benefit to the net realizable amount for the three months ended June 30, 2002.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, which is effective for all fiscal years beginning after December 15, 2001, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, we adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this SFAS was insignificant.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and certain provisions of APB Opinion 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. The adoption of SFAS No. 144 on April 1, 2002 did not have a material impact on our consolidated financial statements.

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. Upon application of this EITF, comparative financial statements for prior periods are reclassified to comply with this EITF. Effective January 1, 2002, we adopted EITF No. 01-14 and reclassified the statement of operations for the three-months ended June 30, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of $416,000 for the three-months ended June 30, 2001.

In June 2002, the FASB issued SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Liquidity and Capital Resources

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Foothill Capital. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at June 30, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.75% at June 30, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

On February 27, 2002, we amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002 and stock compensation charges resulting from our stock option repricing.

Additionally, the covenants were amended on May 15, 2002 on a prospective basis requiring us to maintain a maximum EBITDA loss of $800,000 for the quarter ending June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ending September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ending June 30, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the devaluation of our computers and related technology in an aggregate amount not to exceed $3,000,000. As of June 30, 2002, we were in compliance with all covenants.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through fiscal 2003. As of June 30, 2002, $4.2 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.5 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of June 30, 2002, based on domestic eligible accounts receivable there was $860,000 of additional borrowings available under the line of credit. As of June 30, 2002, no amounts other than the term loan are outstanding under the line of credit.

Net cash used in operating activities was $687,000 for the three months ended June 30, 2002. Net cash provided by operating activities was $1.7 million for the three months ended June 30, 2001. The increase of approximately $2.4 million was due to changes in operating assets and liabilities of approximately $9.3 million, offset by an increase in net income of approximately $9.4 million, and non-cash operating activities of $2.3 million.

Net cash used in investing activities was $3.2 million for the three months ended June 30, 2002, consisting primarily of approximately $5.5 million for purchases of short-term investments, $694,000 for purchases of property and equipment, net, offset by approximately $3.0 million of sales of short-term investments. Net cash used in investing activities was $1.9 million for the three months ended June 30, 2001, consisting primarily of approximately $4.1 million for purchases of property and equipment, net, offset by approximately $2.2 million of sales of short-term investments.

Net cash provided by financing activities was $798,000 for the three months ended June 30, 2002, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and repayments under our long-term debt. Net cash provided by financing activities was $2.2 million for the three months ended June 30, 2001, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

We have implemented several cash conservation measures to help improve our overall cash position. Specifically, we have cut expenses through reductions in headcount across the organization, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

The following table summarizes our obligations to make future cash payments under non-cancelable contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,167	$1,667	$2,500	$—	$—
Operating leases	44,530	4,930	12,832	10,505	16,263

Total contractual cash obligations	$48,697	$6,597	$15,332	$10,505	$16,263

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through June 2003 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to June 2003. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

Risk Factors That May Affect Future Operating Results

We desire to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21B and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into our annual report on Form 10-K, as amended, by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

Risks Factors Relating to Our Business

Our quarterly operating results have fluctuated in the past. We do not always meet financial analysts’ expectations, which has caused and may cause our share price to decrease significantly.

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ending June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and following the announcement of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including:

•
Long Sales Cycle.    Our sales cycle is typically six to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products. Additionally, unexpected budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which the revenue for expected orders will be recorded. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

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

We have a history of net losses. In particular, we incurred net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001, and $10.9 million in fiscal 2000. We had net income of approximately $1.8 million during the three months ended June 30, 2002, which includes the stock compensation benefit of $3.2 million. As of June 30, 2002, we had stockholders’ equity of approximately $19.3 million and an accumulated deficit of approximately $82.0 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

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

•
Achieving Higher Rates of Revenue Growth.    Maintaining and increasing our rate of revenue growth is a significant factor for achieving profitability. We may not achieve or sustain the rates of revenue growth we have experienced in the past. Our prospects for increased future revenues depend on our ability to successfully increase the scope of our operations, expand and maintain indirect sales channels worldwide, improve our competitive position in the marketplace, educate the market on the need for deployment of enterprise-wide analytical solutions, and attract, retain and motivate qualified personnel.

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

There are many strong competitors in our industry who may be more successful in attracting and retaining customers, which could result in fewer customer orders, price reductions, loss of market share and reduced gross margins.

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

Also, any defects or viruses found in our products by our customers could cause our customers to seek damages for loss of data, lost revenue, systems costs or other harm they suffer. Our license agreements with customers typically contain provisions designed to limit our exposure for potential claims based on product error or malfunctions. These limitations of liability provisions may not be effective under the laws of all jurisdictions. Our insurance against product liability risks may not be adequate to cover a potential claim. A product liability claim brought against us could adversely affect our reputation, operating results and financial condition.

Because we depend on a direct sales force, any failure to attract and retain qualified sales personnel could slow our sales, impeding our revenue generating ability and causing significant financial and operational risks.

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal year 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including three Executive Vice Presidents of Worldwide Sales in the last seventeen months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

We may not continue to attract and retain high quality employees in our management, engineering and marketing departments. Our success depends to a significant degree upon the continued contributions from these employees.

Our success depends to a significant degree upon the continued contribution from employees in our management, engineering and marketing departments. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent or historic workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits may reduce incentives for our employees to remain with us.

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

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred losses on foreign currency translations resulting from inter-company receivables from foreign subsidiaries in fiscal 2001, fiscal 2000 and gains in fiscal 2002.

We may acquire new businesses and technologies, as well as enter into business combinations, which may involve integration and transaction completion risks, and which could negatively impact our business.

In August 1999 we acquired SQRIBE Technologies Corp. (SQRIBE). Since that time we have considered various other business combination opportunities. We may in the future pursue and enter into other business combinations. Acquisitions could disrupt our ongoing business and distract the attention of management. Additionally, we may not be successful in assimilating the operations and personnel of the acquired companies, which could materially harm our business. Acquisitions also expose us to unknown liabilities and additional costs for technology integration. For example, it proved very difficult to integrate the sales, development and support teams between SQRIBE and us due to differences in culture, geographical locations and duplication of key talent. This resulted in higher than expected operating expenses in fiscal 2000.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $0.95 to a high sales price of $6.90 during the fifty-two weeks ended June 30, 2002. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our ability to recruit and hire the requisite number of qualified directors based on the new corporate governance reform initiatives could result in the delisting of our common stock from Nasdaq.

In July 2002, Nasdaq proposed certain rule changes in connection with the recent, widely publicized corporate governance reform initiatives. Those rule changes have not yet been adopted, and it is currently uncertain whether they will be adopted in the form proposed or modified prior to adoption. But, if they were adopted in their currently proposed form today, and no temporary relief from their application or phase-in time period during which to come into compliance were provided, we would be out of compliance with certain requirements of the rules, including, but not limited to, the requirement that (1) a majority of the Board of Directors be independent, and (2) the audit committee have at least three independent directors. There is a risk that we will not be able to recruit the requisite number of qualified directors to satisfy the new rules, and failure to do so, or to comply more generally with such new rules, could result in our delisting from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2002, we had $12.2 million of cash and cash equivalents and $13.7 million of short-term investments with a weighted average variable rate of 2.9%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of June 30, 2002, $4.2 million was outstanding under the term loan (See Note 2), of which $1.7 million is classified as short-term and $2.5 million is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At June 30, 2002 there were no outstanding foreign currency exchange contracts.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the”Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of KPMG LLP for the following non-audit services: (1) tax matter consultations concerning state taxes and (2) the preparation of federal and state income tax returns.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.31	Employment Agreement dated May 30, 2002 between Brio and Mike Levine. +

10.32	Confidential Separation Agreement and General Release of Claims dated April 16, 2002 between Brio and Don Beck. +

+	Designates management contract or compensatory plan.

(b)	Reports on Form 8-K:

We filed one report on Form 8-K during the three months ended June 30, 2002 and an additional report on Form 8-K during the current quarter. Information regarding the items reported on is as follows:

Date	Item Reported On
June 12, 2002	Changes in Registrant’s Certifying Accountants

July 9, 2002	Changes in Registrant’s Certifying Accountants

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	/s/ CRAIG COLLINS

Craig Collins Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    August 14, 2002