Form 10-Q
period 2002-09-30
BRIO SOFTWARE INC
filed 2002-11-14
CIK 1056294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒            No ☐

As of November 8, 2002 there were 37,838,928 shares of the registrant’s Common Stock outstanding.

BRIO SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	March 31, 2002(1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,027	$16,226
Short-term investments	11,370	11,056
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,983 and $2,006, respectively	19,991	17,238
Inventories	246	184
Deferred income taxes	447	447
Prepaid expenses and other current assets	3,430	4,475

Total current assets	49,511	49,626
Property and Equipment, net	20,944	24,625
Other Noncurrent Assets	1,772	1,785

	$72,227	$76,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$1,667
Accounts payable	5,619	5,089
Accrued liabilities—
Payroll and related benefits	6,173	7,015
Other	5,666	8,059
Deferred revenue, current	31,389	29,347

Total current liabilities	50,514	51,177
Noncurrent Deferred Revenue	999	599
Noncurrent Note Payable	2,083	2,917
Other Noncurrent Liabilities	2,003	944

Total liabilities	55,599	55,637

Stockholders’ Equity:
Common stock	37	36
Additional paid-in capital	101,669	103,779
Notes receivable from stockholders	(12)	(12)
Accumulated comprehensive income (loss)	(375)	324
Accumulated deficit	(84,691)	(83,728)

Total stockholders’ equity	16,628	20,399

	$72,227	$76,036

(1)	This financial information is derived from Brio Software, Inc.’s audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License fees	$9,709	$12,721	$21,730	$26,192
Services	15,114	15,504	29,228	31,506

Total revenues	24,823	28,225	50,958	57,698

Cost of revenues:
License fees	476	570	887	1,133
Services (includes $0, $0, $386 and $0, respectively, in stock compensation benefit)	4,743	6,687	9,098	14,469

Total cost of revenues	5,219	7,257	9,985	15,602

Gross profit	19,604	20,968	40,973	42,096

Operating expenses:
Research and development (includes $0, $0, $543 and $0, respectively, in stock compensation benefit)	5,668	6,278	10,785	13,694
Sales and marketing (includes $0, $0, $758 and $0, respectively, in stock compensation benefit)	12,491	16,278	24,462	34,169
General and administrative (includes $0, $0, $1,505 and $0, respectively, in stock compensation benefit)	2,175	2,940	3,521	5,850
Loss on abandonment of property and equipment	—	3,670	—	3,670
Loss on disposal of property and equipment	63	—	1,027	—
Restructuring expenses	—	996	1,000	1,427
Facility closure expenses	1,942	217	1,942	217

Total operating expenses	22,339	30,379	42,737	59,027

Loss from operations	(2,735)	(9,411)	(1,764)	(16,931)
Interest and other income, net	13	200	927	101

Loss before provision for income taxes	(2,722)	(9,211)	(837)	(16,830)
Provision for income taxes	6	11	126	25

Net loss	$(2,728)	$(9,222)	$(963)	$(16,855)

Basic and diluted net loss per share	$(0.07)	$(0.32)	$(0.03)	$(0.58)

Shares used in computing basic and diluted net loss per share	37,174	29,273	36,955	29,161

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(963)	$(16,855)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	3,643	4,358
Provision for returns and doubtful accounts	—	200
Deferred compensation amortization	—	21
Stock compensation benefit	(3,192)	—
Loss on disposal and abandonment of property and equipment	1,474	3,670
Changes in operating assets and liabilities—
Accounts receivable	(2,753)	11,134
Inventories	(62)	118
Prepaid expenses, other current assets and other noncurrent assets	986	(1,573)
Accounts payable and accrued liabilities	(2,961)	(2,781)
Deferred revenue	2,442	(3,047)
Other noncurrent liabilities	1,059	246

Net cash used in operating activities	(327)	(4,509)

Cash Flows from Investing Activities:
Purchases of short-term investments	(7,220)	—
Sales of short-term investments	7,000	2,171
Purchases of property and equipment	(1,243)	(5,920)

Net cash used in investing activities	(1,463)	(3,749)

Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit	—	6,000
Proceeds from issuance of common stock, net	1,218	2,362
Repayments under note payable	(834)	—
Repayments under notes receivable from stockholders	—	4

Net cash provided by financing activities	384	8,366

Net increase (decrease) in cash and cash equivalents	(1,406)	108
Effect of exchange rate changes on cash	(793)	(218)
Cash and cash equivalents, beginning of period	16,226	13,048

Cash and cash equivalents, end of period	$14,027	$12,938

Noncash operating activities:
Negotiated reduction in implementation services classified as accounts payable and property and equipment	$—	$1,417

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Brio Software, Inc. (“Brio”) in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio’s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 2002.

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

In September 2001, Brio changed its legal name from Brio Technology, Inc. to Brio Software, Inc.

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

Brio applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

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

Brio uses a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through Brio’s value-added resellers (VARs), private label partners (PLPs) or original equipment manufacturers (OEMs), resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Brio uses a signed statement of work to evidence an arrangement for system implementation consulting.

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

Prior to March 1, 2002, revenue on product sales through Brio’s resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, and 1.2% of total revenues in fiscal 2002 and 2001, respectively. For the three months and six months ended September 30, 2002, these transactions represented zero percent of total revenues, respectively. For the three months and six months ended September 30, 2001, these transactions represented 0.1% of total revenues, respectively. Effective March 1, 2002, the Company revised its revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to the Company. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the three and six months ended September 30, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under the Company’s standard payment terms and post-contract support (PCS) starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and the Company has not historically accepted unusual or significant returns.

Comprehensive Loss

A summary of comprehensive loss follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,728)	$(9,222)	$(963)	$(16,855)
Unrealized loss on short-term investments	(7)	(23)	(94)	(78)
Foreign currency translation adjustment	(91)	(192)	793	(218)

Comprehensive loss	$(2,826)	$(9,437)	$(264)	$(17,151)

Short-term Investments

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	September 30, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$11,967	$35	$(159)	$11,843
Government debt securities	6,560	—	40	6,600

Total	$18,527	$35	$(119)	18,443

Less: Cash equivalents				7,073

Total short-term investments				$11,370

	March 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$15,857	$—	$(130)	$15,727
Government debt securities	5,015	—	(6)	5,009

Total	$20,872	$—	$(136)	20,736

Less: Cash equivalents				9,680

Total short-term investments				$11,056

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. For the three and six months ended September 30, 2002, 10,412,653 and 10,383,686 and for the three and six months ended September 30, 2001, 10,997,427 and 10,400,354 potential common shares from conversion of stock options, warrants and contingently issuable shares, respectively, have been excluded from the calculation of net loss per share, with a weighted-average exercise price of $1.35, $1.61, $3.78 and $4.93 per common share, respectively, as their effect would be antidilutive.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, Brio adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this SFAS was insignificant.

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

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. Effective January 1, 2002, Brio adopted EITF No. 01-14 and reclassified the statement of operations for the three and six months ended September 30, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of $42,000 and $458,000 for the three and six months ended September 30, 2001, respectively.

In June 2002, the FASB issued SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Brio believes that the adoption of SFAS No. 146 will not have a material impact on Brio’s consolidated financial statements.

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the fiscal 2003 presentation.

Note 2.    Line of Credit

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Foothill Capital Corporation. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at September 30, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.75% at September 30, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic, eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including the Company’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

The line of credit with Foothill Capital initially required Brio to (a) maintain minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ended June 30, 2002; $2,000,000 for the quarter ended September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, Brio amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002 and stock compensation charges resulting from Brio’s stock option repricing.

Additionally, the covenants were amended on May 15, 2002 on a prospective basis requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended June 30, 2002, the definition of EBITDA had also been amended to include a one-time add back of non-cash expense resulting from the devaluation of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000.

Brio was not in compliance with the minimum EBITDA covenant for the quarter ended September 30, 2002, primarily due to the expenses related to closure of certain facilities, which resulted in a charge of $1.9 million, however, Brio obtained a waiver from the bank for this quarter’s requirement.

As of September 30, 2002, $3.8 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.1 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of September 30, 2002, based on domestic eligible accounts receivable, there were $7.8 million of additional borrowings available under the line of credit. As of September 30, 2002, no amounts other than the term loan are outstanding under the line of credit.

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

Brio’s reportable segments are based on geographic area. Brio’s chief operating decision-makers are the President and Chief Executive Officer and the Chief Financial Officer. These chief operating decision-makers use net operating income to measure each region’s profit or loss and to allocate resources. Each region has a Vice President or Managing Director who is directly accountable to and maintains regular contact with the chief operating decision-makers regarding the operating activities, financial results and budgeting for the region. Brio identified the regions as segments under SFAS 131 based upon: 1) each region engaging in operating activities from which they generate revenue and expenses; 2) each region’s operating results being regularly reviewed by the chief operating decision-makers to make decisions about resources to be allocated to the regions and assess its performance; and 3) each region having discrete financial information available.

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments based on geographic area were as follows for the three months ended September 30, 2002 and 2001 (in thousands):

2002	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
Revenues:
External customers	$19,820	$3,175	$1,828	$—	$24,823
Intersegment	1,511	—	226	(1,737)	—

Total revenues	21,331	3,175	2,054	(1,737)	24,823

Other Disclosures:
Depreciation and amortization	1,487	129	37	—	1,653
Interest income	148	2	2	—	152
Interest expense	131	—	—	—	131
Loss on disposal of property and equipment	63	—	—	—	63
Facilities closure expenses	1,942	—	—	—	1,942
Provision for income taxes	—	—	6	—	6

2001
Revenues:
External customers	$21,655	$4,059	$2,511	$—	$28,225
Intersegment	890	—	396	(1,286)	—

Total revenues	22,545	4,059	2,907	(1,286)	28,225

Other Disclosures:
Depreciation and amortization	1,974	213	24	—	2,211
Interest income	62	16	4	—	82
Interest expense	44	—	—	—	44
Loss on abandonment of property and equipment	3,670	—	—	—	3,670
Restructuring expenses	607	389	—	—	996
Facilities closure expenses	84	133	—	—	217
Provision for income taxes	—	—	11	—	11

Reportable segments based on geographic area were as follows for the six months ended September 30, 2002 and 2001 (in thousands):

2002	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
Revenues:
External customers	$40,324	$6,527	$4,107	$—	$50,958
Intersegment	3,075	—	586	(3,661)	—

Total revenues	43,399	6,527	4,693	(3,661)	50,958

Other Disclosures:
Depreciation and amortization	3,181	369	93	—	3,643
Interest income	208	8	6	—	222
Interest expense	249	—	—	—	249
Loss on disposal of property and equipment	1,027	—	—	—	1,027
Restructuring expenses	473	527	—	—	1,000
Facilities closure expenses	1,942	—	—	—	1,942
Stock compensation charges	(3,192)	—	—	—	(3,192)
Provision for income taxes	110	—	16	—	126

2001
Revenues:
External customers	$45,622	$8,235	$3,841	$—	$57,698
Intersegment	1,691	—	976	(2,667)	—

Total revenues	47,313	8,235	4,817	(2,667)	57,698

Other Disclosures:
Depreciation and amortization	3,999	300	59	—	4,358
Interest income	199	20	6	—	225
Interest expense	110	—	—	—	110
Loss on abandonment of property and equipment	3,670	—	—	—	3,670
Restructuring expenses	1,038	389	—	—	1,427
Facilities closure expenses	84	133	—	—	217
Provision for income taxes	—	—	25	—	25

No one foreign country comprised more than 10% of total revenues for the three and six months ended September 30, 2002 and 2001. None of Brio’s international operations have material long-lived assets. As of September 30, 2002 and March 31, 2002, no customer accounted for more than 10% of total accounts receivable.

Note 4.    Litigation

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object’s pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represented the net present value of the 10 quarterly payments and the remaining $900,000 represented interest that was recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of September 30, 2002 and March 31, 2002 approximately zero and $1.0 million, respectively, are included in the accompanying balance sheet in accrued liabilities. The final payment was made in July 2002.

Note 5.    Restructuring Charges and Facilities Closure Expenses

Brio’s Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, Brio’s Board of Directors approved a new restructuring plan as additional reductions were required to bring costs in alignment with revenues. During the three and six months ended September 30, 2002 and 2001, Brio recorded costs associated with the closure of certain facilities and related write-off of leasehold improvements and furniture and fixtures due to underutilization.

The restructuring charges and facility closure expenses as of September 30, 2002 are as follows (in thousands):

	Facility Closure Expenses	Severance and Related Benefits	Total Restructuring and Facility Closure Expenses
Accrual balance at March 31, 2002	$84	$24	$108

Total charge in first quarter fiscal 2003	—	1,000	1,000
Amount utilized in first quarter fiscal 2003	(51)	(618)	(669)

Accrual balance at June 30, 2002	33	406	439

Total charge in second quarter fiscal 2003	1,942	—	1,942
Amount utilized in second quarter fiscal 2003	(485)	(173)	(658)

Accrual balance at September 30, 2002	$1,490	$233	$1,723

For the three months ended September 30, 2002, Brio recorded approximately $1.9 million related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the three months ended September 30, 2001, Brio recorded $996,000 in costs associated with severance and related benefits and approximately $217,000 related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the six months ended September 30, 2002, Brio recorded approximately $1.0 million in costs associated with severance and related benefits and approximately $1.9 million related to the closure of certain facilities. For the six months ended September 30, 2001, Brio recorded approximately $1.4 million in costs associated with severance and related benefits and approximately $217,000 related to the closure of certain facilities. As of September 30, 2002, approximately $233,000 is classified in other accrued liabilities related to the remaining severance and remaining benefits. As of September 30, 2002, approximately $618,000 is classified in other accrued liabilities and approximately $872,000 is classified in other noncurrent liabilities related to the facility closures. Brio expects to make payments related to these closures over the next three years.

The facilities closure expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate, considering time to sublease, actual sublease rates, and other variables. Brio has estimated that the high end of the lease loss could be an additional $657,000 if no suitable tenant is found to sublease the facility.

Note 6.    Stock Compensation Charges

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the three and six months ended September 30, 2002, Brio recognized a stock compensation benefit of zero and $3.2 million, respectively, relating to the option exchange program.

Note 7.    Stock Bonus Program

To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the fiscal year 2002, Brio temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during the fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424 and 128,136 shares of common stock, respectively. The total amount issued as stock, net of income taxes, is $618,000 and is classified in additional paid-in capital.

Note 8.    Loss on Disposal and Abandonment of Property and Equipment

In May 2002, Brio performed a physical count of their technology equipment and related components. As a result of the physical count, the Company recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

During the three months ended September 30, 2001, Brio recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Note 9.    Subsequent Event

In November 2002, Brio plans to announce a voluntary stock option exchange program under which certain eligible employees will be given the opportunity to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. The right to exchange will be open for 20 business days and will require that eligible employees exchange all options granted during the prior six-month period. The exchange program will not be made available to our executive officers, directors or consultants.

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

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Brio” refers to Brio Software, Inc. and its subsidiaries.

Overview

Brio Software, Inc. (Brio) provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001 and $10.9 million in fiscal 2000. We had net losses of approximately $2.7 million and $963,000 during the three months and six months ended September 30, 2002, respectively. As of September 30, 2002, we had stockholders’ equity of approximately $16.6 million and an accumulated deficit of approximately $84.7 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

Impact of Economic Downturn

Due to the severe economic downturn experienced beginning April 1, 2001 and continuing through September 30, 2002, we experienced a reduction in total revenues for each of the quarters during fiscal 2002 when compared to fiscal 2001 and for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. Total revenues for the three months ended for each of the fiscal quarters noted below were as follows (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
June 30	$26,135	$29,473	$33,424
September 30	$24,823	$28,225	$34,259
December 31	N/A	$28,347	$39,227
March 31	N/A	$25,323	$44,702

The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout fiscal 2002 and continuing through the first and second quarter of fiscal 2003. We experienced a decrease in our customers’ capital spending and as a result, sales to these customers have become progressively smaller.

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

For the first six months of fiscal 2003, we additionally reduced our headcount by approximately 41 employees to further align our costs with revenues during the first quarter, closed additional underutilized facilities, and wrote off the associated leasehold improvements and furniture and fixtures during the second quarter and continued to closely monitor overall operating expenses. We anticipate continuing our cost reduction efforts as required on a go-forward basis. In particular, we are continuing to evaluate the underutilization of various facilities throughout the world in an effort to consolidate and or eliminate certain facilities to further reduce operating expenses. Additional facilities consolidation expenses due to underutilization may occur in the remaining quarters of fiscal 2003.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances, long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

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

We use a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our VARs, PLPs or OEMs, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. We use a signed statement of work to evidence an arrangement for system implementation consulting.

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

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end user had not yet occurred (such as royalty prepayments). These transactions represented 0.5%, and 1.2% of total revenues in fiscal 2002 and 2001, respectively. For the three months and six months ended September 30, 2002, these transactions represented zero percent of total revenues, respectively. For the three months and six months ended September 30, 2001, these transactions represented 0.1% of total revenues, respectively. Effective March 1, 2002, we revised our revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to us. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the six months ended September 30, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under our standard payment terms and PCS starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and we have not historically accepted unusual or significant returns.

Estimating Valuation Allowances

Management specifically analyzes accounts receivable and records a provision for doubtful accounts on a detailed assessment of our accounts receivable and our allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the following: 1) historical bad debts, 2) the age of the accounts receivable 3) customer concentrations, 4) customer creditworthiness, 5) the customer mix in each of the aging categories, 6) current economic trends, 7) changes in customer payment terms, 8) changes in customer demand, and 9) sales returns, when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Should any of these factors change, the estimates made by management will also change, which could impact our future provision for doubtful accounts.

Management also specifically reviews our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, management considers the following: 1) historical product returns, 2) general economic conditions in our markets and 3) trends in our accounts receivable. Should any of these factors change, the estimates made by management will also change, which could impact our future allowance for sales returns.

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

As of September 30, 2002, we recorded an impairment loss of $477,000 on our long-lived assets due to the abandonment of facilities and the related leasehold improvements and furniture and fixtures. Based on the additional facilities consolidation and review for underutilization, we may record additional impairment losses on our long-lived assets in the near future.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations.

We record a valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Facility Closure Expenses

We have restructured certain facilities and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that we have abandoned. These reserves are based upon our estimate of triggering events, such as, the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment and the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the facility closure expenses will be made in future periods, if necessary, should different conditions prevail from those anticipated in our original estimate.

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Consolidated Statements of Operations Data:
Revenues:
License fees	39%	45%	43%	45%
Services	61	55	57	55

Total revenues	100	100	100	100

Cost of revenues:
License fees	2	2	2	2
Services	19	24	18	25

Total cost of revenues	21	26	20	27

Gross profit	79	74	80	73

Operating expenses:
Research and development	23	22	21	24
Sales and marketing	50	58	48	60
General and administrative	9	10	7	10
Loss on abandonment of property and equipment	—	13	—	6
Loss on disposal of property and equipment	—	—	2	—
Restructuring charges	—	4	2	2
Facility closure expenses	8	—	4	—

Total operating expenses	90	107	84	102

Loss from operations	(11)	(33)	(4)	(29)
Interest and other income, net	—	—	2	—

Loss before provision for income taxes	(11)	(33)	(2)	(29)
Provision for income taxes	—	—	—	—

Net loss	(11)%	(33)%	(2)%	(29)%

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $3.4 million or 12% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $6.7 million or 12% for the six months ended September 30, 2002 compared to the six months ended

September 30, 2001. The decreases were primarily due to the continued weakness in the economic environment, which has resulted in continuing lengthening of the enterprise sales cycle and deferred information technology spending. As a result, there was a reduction in the number and size of deals closed when compared to historical results. Due to the continued economic uncertainties, we expect revenues to remain flat in the foreseeable future.

Revenues by geographic location were as follows for the three and six months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues by Geography:
Domestic	$19,820	$21,655	$40,324	$45,622
International	5,003	6,570	10,634	12,076

Total revenues	$24,823	$28,225	$50,958	$57,698

Revenue from international sources decreased $1.6 million or 24% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $1.4 million or 12% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decreases were primarily due to fewer sales in the European Region due to the slowing global economy. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about revenues in geographic areas.

License Fees.    Revenues from license fees decreased $3.0 million or 24% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $4.5 million or 17% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decreases were primarily due to the continued weakness in the economy and lengthening of the sales cycle for large-scale deployments, which resulted in a reduction in the number and size of deals closed and the price for which we are able to sell, when compared to historical results. We expect license revenues to remain flat in the foreseeable future.

Services.    Services revenues decreased $390,000 or 3% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $2.3 million or 7% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decreases were primarily due to a decrease in consulting revenues due to the continued weakness in the economy offset by an increase in maintenance and support revenues related to our installed customer base. We expect service revenues to remain flat in the foreseeable future.

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $94,000 or 16% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $246,000 or 22% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decreases in absolute dollars were due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks, which are less expensive for us to produce relative to customers purchasing “shrinkwrapped” product.

Services.    Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $1.9 million or 29% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was due to the mix of maintenance and support revenue compared to training and system implementation consulting revenue. Cost of revenues from services decreased $5.4 million or 37% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease was due to the mix of maintenance and support revenue compared to training and system implementation consulting services revenue, the workforce reduction and a benefit from the stock compensation charge. Cost of revenues from services may vary between periods due to the mix of maintenance and support revenues compared to training and system implementation consulting services revenue as it tends to be more labor intensive to provide training and system implementation consulting services. In addition, the cost of revenues from services may vary due to the volume and mix of services provided by our personnel relative to services provided by outside consultants and to varying levels of expenditures required to support the services organization. We expect that cost of services and the associated profit margins will remain flat, as a percentage of total revenues, with the results from the three months ended September 30, 2002.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $610,000 or 10% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was primarily due to overall cost reductions and lower payroll expenses and related benefits due to the previous workforce reductions. Research and development expenses decreased $2.9 million or 21% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease was primarily due to the workforce reduction, overall cost reductions and a benefit from the stock compensation charge. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future, as we believe that investment for research and development is essential to product and technical leadership. Specifically, we expect research and development expenses to increase as a percentage of total revenues due to localization of new products for sales into international markets.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $3.8 million or 23% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was primarily due to overall cost reductions and lower commission expense in the sales organization due to the decrease in total revenues. Sales and marketing expenses decreased $9.7 million or 28% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease was primarily due to the workforce reduction, overall cost reductions and a one-time benefit from the stock compensation charge, as well as lower commission expenses in the sales organization due to the decrease in total revenues. We anticipate that sales and marketing expenses will increase as a percentage of total revenues due to our users’ conference scheduled in the quarter ending December 31, 2002, and the launch of new products.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as professional service fees such as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $765,000 or 26% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was primarily due to a one-time benefit related to the reduction in accruals associated with Sqribe merger expenses in our German subsidiary, no additional allowance for doubtful accounts being required this quarter due to the decrease in our aged receivables, and overall cost reductions. General and administrative expenses decreased $2.3 million or 40% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease was primarily attributable to the one-time benefit from the stock compensation charge and overall cost reductions. We expect that our general and administrative expenses will remain consistent as a percentage of total revenues with the current quarter.

Restructuring Charges and Facility Closure Expenses.    Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, our Board of Directors approved a new restructuring plan as additional reductions were required to bring costs in alignment with revenues. During the three and six months ended September 30, 2002 and 2001, we recorded costs associated with the closure of certain facilities and related write-off of leasehold improvements and furniture and fixtures due to underutilization.

The restructuring charges and facilities closure expenses as of September 30, 2002 are as follows (in thousands):

	Facility Closure Expenses	Severance and Related Benefits	Total Restructuring and Facility Closure Expenses
Accrual balance at March 31, 2002	$84	$24	$108

Total charge in first quarter fiscal 2003	—	1,000	1,000
Amount utilized in first quarter fiscal 2003	(51)	(618)	(669)

Accrual balance at June 30, 2002	33	406	439

Total charge in second quarter fiscal 2003	1,942	—	1,942
Amount utilized in second quarter fiscal 2003	(485)	(173)	(658)

Accrual balance at September 30, 2002	$1,490	$233	$1,723

For the three months ended September 30, 2002, we recorded approximately $1.9 million related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the three months ended September 30, 2001, we recorded $996,000 in costs associated with severance and related benefits and approximately $217,000 related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the six months ended September 30, 2002, we recorded approximately $1.0 million in costs associated with severance and related benefits and approximately $1.9 million related to the closure of certain facilities. For the six months ended September 30, 2001, we recorded approximately $1.4 million in costs associated with severance and related benefits and approximately $217,000 related to the closure of certain facilities. As of September 30, 2002, approximately $233,000 is classified in other accrued liabilities related to the remaining severance and remaining benefits. As of September 30, 2002, approximately $618,000 is classified in other accrued liabilities and approximately $872,000 is classified in other noncurrent liabilities related to the facility closures. We expect to make payments related to these closures over the next three years.

The facilities closure expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate, considering time to sublease, actual sublease rates, and other variables. We have estimated that the high end of the lease loss could be an additional $657,000 if no suitable tenant is found to sublease the facility.

Stock Compensation Charges

In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, we will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, we will record a reduction in the stock compensation expense, but not in excess of what has been recognized to date. For the three and six months ended September 30, 2002, we recognized a stock compensation benefit of zero and $3.2 million, respectively, relating to the option exchange program.

Stock Bonus Program

To conserve our cash until we could raise additional equity financing and to help us achieve cash flow positive results of operations for the fiscal year 2002, we temporarily reduced the salaries of all North American and some international employees during November 2001 and December 2001. To balance the impact on employees of the salary reduction, and to incent our employees to remain with us, we implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if we achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with us on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of our Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. We achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424, and 128,136 shares of common stock, respectively. The total amount issued as stock, net of income taxes, is $618,000 and is classified in additional paid-in capital.

Loss on Disposal and Abandonment of Property and Equipment

In May 2002, we performed a physical count of our technology equipment and related components. As a result of the physical count, we recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

During the three months ended September 30, 2001, we recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, we had to modify and simplify our Siebel implementation, resulting in the abandonment of a significant portion of the system.

Interest and Other Income, Net

Interest and other income, net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest and other income, net, decreased $187,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was primarily due to a loss on foreign exchange due to the strengthening of the dollar against other foreign currencies. Interest and other income, net, increased $826,000 for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The increase was primarily related to a gain on foreign exchange due to the weakening of the dollar against the Euro and other foreign currencies. This gain was primarily driven by our intercompany payable balances between our foreign subsidiaries, which are eliminated in the presentation of Condensed Consolidated Balance Sheets. We anticipate continued fluctuations in foreign exchange, which we do not currently hedge against. Therefore, results will continue to vary based on such fluctuations in future periods.

Income Taxes

We recorded a provision for income taxes of $6,000 and $11,000 for the three months ended September 30, 2002 and 2001, respectively and $126,000 and $25,000 for the six months ended September 30, 2002 and 2001, respectively. The provisions consist primarily of taxes for certain profitable foreign subsidiaries. We will utilize net operating loss carryforwards to offset income taxes generated from domestic operations. However, given the uncertainty of achieving profitability during the remainder of fiscal 2003 and beyond, we maintain a valuation allowance to reduce the deferred tax benefit to the net realizable amount as of September 30, 2002.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. In accordance with the transition provisions, we adopted this standard effective April 1, 2002. The remaining balance of goodwill at April 1, 2002 was immaterial, and therefore, the impact of adopting this SFAS was insignificant.

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

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. Effective January 1, 2002, we adopted EITF No. 01-14 and reclassified the statement of operations for the three and six months ended September 30, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of $42,000 and $458,000 for the three and six months ended September 30, 2001, respectively.

In June 2002, the FASB issued SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We believe that the adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Foothill Capital Corporation. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at September 30, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.75% at September 30, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

The line of credit with Foothill Capital initially required us to (a) maintain minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ended June 30, 2002; $2,000,000 for the quarter ended September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, we amended the initial line of credit with Foothill Capital to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002 and stock compensation charges resulting from our stock option repricing.

Additionally, the covenants were amended on May 15, 2002 on a prospective basis requiring us to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended September 30, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the devaluation of our computers and related technology in an aggregate amount not to exceed $3,000,000.

We were not in compliance with the minimum EBITDA covenant for the quarter ended September 30, 2002, due to expenses related to the closure of certain facilities, which resulted in a charge of $1.9 million; however, we obtained a waiver from the bank for this quarter’s requirement.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through fiscal 2003. As of September 30, 2002, $3.8 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $2.1 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of September 30, 2002, based on domestic eligible accounts receivable there were $7.8 million of additional borrowings available under the line of credit. As of September 30, 2002, no amounts other than the term loan are outstanding under the line of credit.

Net cash used in operating activities was $327,000 for the six months ended September 30, 2002 compared to $4.5 million for the six months ended September 30, 2001. The decrease in cash used of approximately $4.2 million was due to a decrease in non-cash operating activities of $6.3 million changes in operating assets and liabilities of approximately $5.4 million, offset by a decrease in net loss of approximately $15.9 million.

Net cash used in investing activities was $1.5 million for the six months ended September 30, 2002, consisting primarily of approximately $7.2 million for purchases of short-term investments, $1.2 million for purchases of property and equipment, net, offset by approximately $7.0 million of sales of short-term investments. Net cash used in investing activities was $3.7 million for the six months ended September 30, 2001, consisting primarily of approximately $5.9 million for purchases of property and equipment, net, offset by approximately $2.2 million of sales of short-term investments.

Net cash provided by financing activities was $384,000 for the six months ended September 30, 2002, consisting primarily of $1.2 million from proceeds from the issuance of common stock to employees under various incentive stock plans and $834,000 for repayments under our long-term debt. Net cash provided by financing activities was $8.4 million for the six months ended September 30, 2001, consisting primarily of $6.0 million from borrowings under our line of credit, $2.4 million from proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

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

The following table summarizes our obligations to make future cash payments under non-cancelable contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,750	$1,667	$2,083	$—	$—
Operating leases	43,042	3,367	12,907	10,505	16,263

Total contractual cash obligations	$46,792	$5,034	$14,990	$10,505	$16,263

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through September 30, 2003 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to September 30, 2003. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

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

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ended June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and for the quarter ended September 30, 2002, we did not meet analysts’ expectations for our revenues. Following the announcements of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including:

•
Long Sales Cycle.    Our sales cycle is typically six to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products as well as requiring complex software license agreements. Additionally, unexpected budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which the revenue for expected orders will be recorded. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

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

We have a history of net losses. In particular, we incurred net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001, and $10.9 million in fiscal 2000. We had net losses of approximately $2.7 million and $963,000 during the three months and six months ended September 30, 2002, respectively. As of September 30, 2002, we had stockholders’ equity of approximately $16.6 million and an accumulated deficit of approximately $84.7 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

•
Successfully Implementing Cost Reduction Measures.    We must continue to implement cost reduction measures to improve our overall cash position and align our expenses with revenues. However, this is challenging for us because if we implement too many cost reduction measures, we may lose the ability to attract, retain and motivate personnel, which could be detrimental to our business. For the fiscal year ended March 31, 2002, we cut expenses through a workforce reduction, a temporary salary reduction for all North American and some international employees, reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, and the delay or elimination of capital expenditure plans. In April 2002, we implemented an immediate 8% reduction in our worldwide workforce and in September 2002, we closed certain facilities due to underutilization.

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

We compete in the business intelligence software market. This market is highly competitive and we expect competition in the market to increase. Our competitors offer a variety of software solutions that our prospective customers could choose instead of our products. For example, Cognos and Business Objects offer business intelligence software that provides reporting and analysis capability that is similar to ours. There are also numerous other vendors such as MicroStrategy, Actuate and Crystal Decisions that are selling competitive products. Additionally, companies such as Microsoft, IBM and Oracle offer client products that operate specifically with their proprietary databases. These and other competitors pose business risks to us because:

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

Current and new competitors may form alliances, make strategic acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. For example, in July 2002, Business Objects announced the acquisition of privately held Acta Technology, Inc. These types of agreements between our competitors could be harmful to our business because consolidated or allied competitors could:

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

The new and enhanced versions of our products may not offer competitive features, or be successfully marketed to our customers and prospective customers, or enable our current install base to easily migrate their existing applications to the newest version of our product, which could hurt our competitive position.

We must successfully market new and enhanced versions of our products for customers to remain competitive with our competitors’ products and to maintain our current market position. In order to be competitive and well received in the marketplace, our new products and product enhancements must:

•	Provide a complete offering of product features including analytical capabilities, open architecture, extranet capability and scalability;
•	Provide top level performance, quality, and ease-of-use;
•	Provide the necessary migration tools and aids to migrate our existing install base to the newest version of our product;
•	Include customer support packages;
•	Be completed and brought to market in a timely manner;
•	Minimize the inclusion of major defects and errors; and
•	Be competitively priced.

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

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal year 2002 and for the first two quarters of fiscal 2003 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including three Executive Vice Presidents of Worldwide Sales in the last seventeen months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

We may not continue to attract and retain high quality employees in our management, engineering, consulting and marketing departments. Our success depends to a significant degree upon the continued contributions from these employees.

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

We have two issued patents and fifteen pending patent applications. The patent applications may not result in the issuance of a patent, and we may not obtain any more patents. Our issued patents and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide us competitive advantages.

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

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred losses on foreign currency translations resulting from inter-company receivables from foreign subsidiaries in fiscal 2001, fiscal 2000, and gains in fiscal 2002 and the first six months of fiscal 2003.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $0.72 to a high sales price of $4.62 during the fifty-two weeks ended September 30, 2002. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

We need to maintain qualified, independent directors to comply with new corporate governance reform initiatives and failure to do so could result in the delisting of our common stock from Nasdaq.

On October 9, 2002, Nasdaq filed proposed rule changes in connection with the recent, widely publicized corporate governance reform initiatives. The rule changes could be approved by the SEC at any time following the 30 day public comment period. The rule changes include requirements that (1) a majority of the Board of Directors be independent, and (2) the audit committee have at least three independent directors. On September 18, 2002 our Board of Directors approved the appointment of John Mutch as an additional independent director to our Board of Directors. Mr. Mutch was also appointed to serve on our Audit Committee. As such, if the new rules in the proposed format were adopted today, we would be at the minimum required numbers and levels for compliance. However, there is a risk that we will not be able to maintain the requisite number of qualified, independent directors to satisfy the new rules, and failure to do so, or to comply more generally with such new rules, could result in our delisting from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2002, we had $14.0 million of cash and cash equivalents and $11.4 million of short-term investments with a weighted average variable rate of 2.6%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of September 30, 2002, $3.8 million was outstanding under the term loan (See Note 2 in Notes to Condensed Consolidated Financial Statements), of which $1.7 million is classified as short-term and $2.1 million is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At September 30, 2002 there were no outstanding foreign currency exchange contracts.

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of a date (the “Evaluation Date”) within 90 days before the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.     There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to Vote of Security Holders.

At Brio’s Annual Meeting of Stockholders on August 21, 2002, Brio’s stockholders approved the following items:

1.	The election of the following individuals as directors of Brio:

	For	Authority Withheld
Craig D. Brennan	26,681,550	584,861
Yorgen H. Edholm	27,115,938	150,473
Ernest von Simson	27,117,697	148,714

2. The ratification of the appointment of KPMG LLP as Brio’s independent public accounts for the fiscal year ending March 31, 2003.

For: 27,222,344	Against: 24,633	Abstain: 19,434	Broker non-votes: None

Item 5.    Other Information.

On September 18, 2002 our Board of Directors approved the appointment of John Mutch as an additional member of our Board of Directors. Mr. Mutch was also appointed to serve on our Audit Committee.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”). We are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of KPMG LLP for the following non-audit services: (1) tax matter consultations concerning state taxes and (2) the preparation of federal and state income tax returns.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

We filed two reports on Form 8-K during the three months ended September 30, 2002. Information regarding these items reported on are as follows:

Date	Item Reported On
July 9, 2002	Changes in Registrant’s Certifying Accountants

August 14, 2002	Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	/s/ CRAIG COLLINS
Craig Collins Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 14, 2002

Certifications

I, Craig D. Brennan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brio Software, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CRAIG D. BRENNAN Craig D. Brennan President and Chief Executive Officer

I, Craig B. Collins, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Brio Software, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ CRAIG B. COLLINS Craig B. Collins Chief Financial Officer and Executive Vice President, Finance and Operations