Form 10-Q
period 2002-12-31
BRIO SOFTWARE INC
filed 2003-02-14
CIK 1056294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of February 10, 2003 there were 37,838,928 shares of the registrant’s Common Stock outstanding.

BRIO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	March 31, 2002(1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,424	$16,226
Short-term investments	10,574	11,056
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,920 and $2,006, respectively	19,249	17,238
Inventories	281	184
Deferred income taxes	—	447
Prepaid expenses and other current assets	3,751	4,475

Total current assets	50,279	49,626
Property and Equipment, net	19,768	24,625
Other Noncurrent Assets	1,787	1,785

	$71,834	$76,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$1,667
Accounts payable	5,658	5,089
Accrued liabilities—
Payroll and related benefits	5,807	7,015
Other	5,466	8,059
Deferred revenue, current	33,540	29,347

Total current liabilities	52,138	51,177
Noncurrent Deferred Revenue	1,146	599
Noncurrent Note Payable	1,667	2,917
Other Noncurrent Liabilities	1,843	944

Total liabilities	56,794	55,637

Stockholders’ Equity:
Common stock	37	36
Additional paid-in capital	102,363	103,779
Notes receivable from stockholders	—	(12)
Accumulated comprehensive income (loss)	(524)	324
Accumulated deficit	(86,836)	(83,728)

Total stockholders’ equity	15,040	20,399

	$71,834	$76,036

(1)	This financial information is derived from Brio Software, Inc.’s audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
License fees	$10,506	$14,143	$32,236	$40,335
Services	14,945	14,204	44,173	45,710

Total revenues	25,451	28,347	76,409	86,045

Cost of revenues:
License fees (includes $0, $3, $0 and $3, respectively, in stock compensation charges)	369	456	1,256	1,589
Services (includes $0, $401, $(386) and $401, respectively, in stock compensation charges (benefit))	5,137	5,501	14,235	19,970

Total cost of revenues	5,506	5,957	15,491	21,559

Gross profit	19,945	22,390	60,918	64,486

Operating expenses:
Research and development (includes $0, $588, $(543) and $588, respectively, in stock compensation charges (benefit))	5,565	5,959	16,350	19,653
Sales and marketing (includes $0, $982, $(758) and $982, respectively, in stock compensation charges (benefit))	13,228	16,090	37,690	50,259
General and administrative (includes $0, $1,567, $(1,505) and $1,567, respectively, in stock compensation charges (benefit))	2,873	4,740	6,394	10,590
Loss on abandonment of property and equipment	—	—	—	3,670
Loss on disposal of property and equipment	—	—	1,027	—
Restructuring expenses	—	309	1,000	1,736
Facility closure expenses	—	144	1,942	361

Total operating expenses	21,666	27,242	64,403	86,269

Loss from operations	(1,721)	(4,852)	(3,485)	(21,783)
Interest and other income (expense), net	46	(104)	973	(3)

Loss before provision for income taxes	(1,675)	(4,956)	(2,512)	(21,786)
Provision for income taxes	470	6	596	31

Net loss	$(2,145)	$(4,962)	$(3,108)	$(21,817)

Basic and diluted net loss per share	$(0.06)	$(0.17)	$(0.08)	$(0.74)

Shares used in computing basic and diluted net loss per share	37,632	29,626	37,182	29,320

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(3,108)	$(21,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	5,346	6,308
Provision for returns and doubtful accounts	—	350
Deferred compensation amortization	—	25
Stock compensation charges (benefit)	(3,192)	3,994
Loss on disposal and abandonment of property and equipment	1,474	3,670
Deferred tax asset	447	—
Changes in operating assets and liabilities—
Accounts receivable	(2,011)	13,780
Inventories	(97)	146
Prepaid expenses, other current assets and other noncurrent assets	615	(600)
Accounts payable and accrued liabilities	(3,488)	(6,755)
Deferred revenue	4,740	(1,862)
Other noncurrent liabilities	899	359

Net cash provided by (used in) operating activities	1,625	(2,402)

Cash Flows from Investing Activities:
Purchases of short-term investments	(10,511)	—
Sales of short-term investments	11,005	2,171
Purchases of property and equipment	(1,735)	(4,831)

Net cash used in investing activities	(1,241)	(2,660)

Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit	—	6,000
Repayments under line of credit	—	(6,000)
Proceeds from note payable	—	5,000
Repayments under note payable	(1,250)	—
Proceeds from issuance of common stock, net	1,912	2,960
Proceeds from repayments of notes receivable from stockholders	12	24

Net cash provided by financing activities	674	7,984

Net increase in cash and cash equivalents	1,058	2,922
Effect of exchange rate changes	(860)	(201)
Cash and cash equivalents, beginning of period	16,226	13,048

Cash and cash equivalents, end of period	$16,424	$15,769

Noncash operating activities:
Negotiated reduction in implementation services classified as accounts payable and property and equipment	$—	$1,417

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

In September 2001, Brio changed its legal name from Brio Technology, Inc. to Brio Software, Inc.

Revenue Recognition

Brio derives revenues from two sources, perpetual license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of Brio’s revenue for any period if different conditions were to prevail.

Brio applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

Brio recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, Brio uses the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence (VSOE) of the fair value of such undelivered elements. VSOE of the undelivered elements is determined based on the price charged when such element is sold separately. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

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

Software is delivered to customers electronically or on a CD-ROM. Brio assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Brio’s standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. Brio assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Brio determines that collection of a fee is not probable, Brio defers the revenue and recognizes it at the time collection becomes probable, which is generally upon receipt of cash payment. If an acceptance period is other than in accordance with standard user documentation, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

The majority of Brio’s consulting and implementation services qualify for separate accounting. Brio uses VSOE of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Brio’s consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, Brio recognizes revenue using the percentage-of-completion method. For time-and-materials contracts, Brio recognizes revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract. Training revenue is recognized when training is provided.

Prior to March 1, 2002, revenue on product sales through Brio’s resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end user had not yet occurred (such as royalty prepayments). These transactions represented 0.5% and 1.2% of total revenues in fiscal 2002 and 2001, respectively. For the three months and nine months ended December 31, 2002, these transactions represented zero percent of total revenues. For the three months and nine months ended December 31, 2001, these transactions represented 1.2% and 0.4% of total revenues, respectively. Effective March 1, 2002, the Company revised its revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to the Company. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the three and nine months ended December 31, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under the Company’s standard payment terms and post-contract support (PCS) starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and the Company has not historically accepted unusual or significant returns.

Comprehensive Loss

A summary of comprehensive loss follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(2,145)	$(4,962)	$(3,108)	$(21,817)
Unrealized gain (loss) on short-term investments, net of tax	(82)	11	12	(67)
Foreign currency translation adjustment	(67)	17	(860)	(201)

Comprehensive loss	$(2,294)	$(4,934)	$(3,956)	$(22,085)

Short-term Investments

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$11,592	$—	$(165)	$11,427
Government debt securities	5,855	—	(11)	5,844

Total	$17,447	$—	$(176)	17,271

Less: Cash equivalents				(6,697)

Total short-term investments				$10,574

	March 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$15,857	$—	$(130)	$15,727
Government debt securities	5,015	—	(6)	5,009

Total	$20,872	$—	$(136)	20,736

Less: Cash equivalents				(9,680)

Total short-term investments				$11,056

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. No diluted net loss per share information is presented as Brio has incurred net losses in all periods presented. For the three and nine months ended December 31, 2002, 9,522,253 and 10,089,590 and for the three and nine months ended December 31, 2001, 10,262,173 and 10,354,110 potential common shares from conversion of stock options and contingently issuable shares, respectively, have been excluded from the calculation of net loss per share, with a weighted-average exercise price of $1.47, $1.56, $1.98 and $3.92 per common share, respectively, as their effect would be antidilutive.

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

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. Effective January 1, 2002, Brio adopted EITF No. 01-14 and reclassified the statement of operations for the three and nine months ended December 31, 2001 to conform to the current presentation. The effect of this adoption was an increase in revenues and cost of revenues of $137,000 and $595,000 for the three and nine months ended December 31, 2001, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain aspects of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the fiscal 2003 presentation.

Note 2. Line of Credit

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Foothill Capital Corporation. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.25% at December 31, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic, eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including the Company’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

Additionally, the covenants were further amended on May 15, 2002 on a prospective basis requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended June 30, 2002, the definition of EBITDA had also been amended to include a one-time add back of non-cash expense resulting from the devaluation of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000.

Brio was not in compliance with the minimum EBITDA covenant for the quarter ended December 31, 2002, however, Brio obtained a waiver from the bank for this quarter’s requirement.

As of December 31, 2002, $3.4 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $1.7 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2002, based on domestic eligible accounts receivable, there were $6.8 million of additional borrowings available under the line of credit. As of December 31, 2002, no amounts other than the term loan are outstanding under the line of credit.

Note 3. Industry Segment and Geographic Information

Brio’s reportable segments are based on geographic area. Brio’s chief operating decision-makers are the President and Chief Executive Officer and the Chief Financial Officer. These chief operating decision-makers use net operating income to measure each region’s profit or loss and to allocate resources. Each region has a Vice President or Managing Director who is directly accountable to and maintains regular contact with the chief operating decision-makers regarding the operating activities, financial results and budgeting for the region. Brio identified the regions as segments under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” based upon: 1) each region engaging in operating activities from which it generates revenue and expenses; 2) each region’s operating results being regularly reviewed by the chief operating decision-makers to make decisions about resources to be allocated to the regions and assess the regions’ performance; and 3) each region having discrete financial information available.

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments disclosures based on geographic area were as follows for the three months ended December 31, 2002 and 2001 (in thousands):

	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
2002
Revenues:
External customers	$19,028	$3,792	$2,631	$—	$25,451
Intersegment	1,356	—	322	(1,678)	—

Total revenues	20,384	3,792	2,953	(1,678)	25,451

Other Disclosures:
Depreciation and amortization	1,546	119	38	—	1,703
Interest income	89	4	2	—	95
Interest expense	96	—	—	—	96
Provision for income taxes	461	—	9	—	470

2001
Revenues:
External customers	$22,827	$3,950	$1,570	$—	$28,347
Intersegment	2,161	—	202	(2,363)	—

Total revenues	24,988	3,950	1,772	(2,363)	28,347

Other Disclosures:
Depreciation and amortization	1,793	134	23	—	1,950
Interest income	6	2	5	—	13
Interest expense	39	—	—	—	39
Restructuring expenses	309	—	—	—	309
Facilities closure expenses	144	—	—	—	144
Stock compensation charges	3,541	—	—	—	3,541
Provision for income taxes	—	—	6	—	6

Reportable segments disclosures based on geographic area were as follows for the nine months ended December 31, 2002 and 2001 (in thousands):

	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
2002
Revenues:
External customers	$59,352	$10,319	$6,738	$—	$76,409
Intersegment	4,431	—	908	(5,339)	—

Total revenues	63,783	10,319	7,646	(5,339)	76,409

Other Disclosures:
Depreciation and amortization	4,727	488	131	—	5,346
Interest income	297	12	8	—	317
Interest expense	345	—	—	—	345
Loss on disposal of property and equipment	1,027	—	—	—	1,027
Restructuring expenses	473	527	—	—	1,000
Facilities closure expenses	1,942	—	—	—	1,942
Stock compensation charges	(3,192)	—	—	—	(3,192)
Provision for income taxes	571	—	25	—	596

2001
Revenues:
External customers	$68,449	$12,185	$5,411	$—	$86,045
Intersegment	3,852	—	1,178	(5,030)	—

Total revenues	72,301	12,185	6,589	(5,030)	86,045

Other Disclosures:
Depreciation and amortization	5,792	434	82	—	6,308
Interest income	205	22	11	—	238
Interest expense	149	—	—	—	149
Loss on abandonment of property and equipment	3,670	—	—	—	3,670
Restructuring expenses	1,347	389	—	—	1,736
Facilities closure expenses	228	133	—	—	361
Stock compensation charges	3,541	—	—	—	3,541
Provision for income taxes	—	—	31	—	31

No one foreign country comprised more than 10% of total revenues for the three and nine months ended December 31, 2002 and 2001. None of Brio’s international operations have material long-lived assets. As of December 31, 2002 and March 31, 2002, no customer accounted for more than 10% of total accounts receivable. For the three months and nine months ended December 31, 2002 and 2001, no customer accounted for more than 10% of total revenues.

Note 4. Litigation

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Object’s pending patent litigation against Brio involving patent number 5,555,403 pursuant to which Brio agreed to pay to Business Objects $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represented the net present value of the 10 quarterly payments and the remaining $900,000 represented interest that was recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of December 31, 2002 and March 31, 2002 approximately zero and $1.0 million, respectively, are included in the accompanying balance sheet in accrued liabilities. The final payment was made in July 2002.

Note 5. Restructuring Charges and Facilities Closure Expenses

Brio’s Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, Brio’s Board of Directors approved a new restructuring plan as additional reductions were required to bring costs in alignment with revenues. During the nine months ended December 31, 2002 and during the three and nine months ended December 31, 2001, Brio recorded costs associated with the closure of certain facilities and related write-off of leasehold improvements and furniture and fixtures due to underutilization.

The restructuring and facility closure accrued liabilities as of December 31, 2002 are as follows (in thousands):

	Facility Closure	Severance and Related Benefits	Total Restructuring and Facility Closure
Accrual balance at March 31, 2002	$84	$24	$108
Total charge in first quarter fiscal 2003	—	1,000	1,000
Amount utilized in first quarter fiscal 2003	(51)	(618)	(669)

Accrual balance at June 30, 2002	33	406	439
Total charge in second quarter fiscal 2003	1,942	—	1,942
Amount utilized in second quarter fiscal 2003	(485)	(173)	(658)

Accrual balance at September 30, 2002	1,490	233	1,723
Total charge in third quarter fiscal 2003	—	—	—
Amount utilized in third quarter fiscal 2003	(242)	(145)	(387)

Accrual balance at December 31, 2002	$1,248	$88	$1,336

For the three months ended December 31, 2002, Brio did not record facility closure or restructuring charges. For the three months ended December 31, 2001, Brio recorded $309,000 in costs associated with severance and related benefits and approximately $144,000 related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the nine months ended December 31, 2002, Brio recorded approximately $1.0 million in costs associated with severance and related benefits and approximately $1.9 million related to the closure of certain facilities. For the nine months ended December 31, 2001, Brio recorded approximately $1.7 million in costs associated with severance and related benefits and approximately $361,000 related to the closure of certain facilities. As of December 31, 2002, approximately $88,000 is classified in other accrued liabilities related to the remaining severance and benefits. As of December 31, 2002, approximately $618,000 is classified in other accrued liabilities and approximately $630,000 is classified in other noncurrent liabilities related to the facility closures. Brio expects to make payments related to these closures over the next three years.

The facilities closure expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is management’s best estimate, taking into consideration time to sublease, actual sublease rates, and other variables. Brio has estimated that the high end of the lease loss could be an additional $657,000 if no suitable tenant is found to sublease the facility.

Note 6. Stock Compensation Charges (Benefit)

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio determines the change in fair value of the options that have not been exercised, cancelled or expired, and records a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio records a reduction in the stock compensation expense, but not in excess of what was recognized to date. For the three and nine months ended December 31, 2002, Brio recognized a stock compensation benefit of zero and $3.2 million, respectively, relating to the option exchange program. For the three and nine months ended December 31, 2001, Brio recognized a stock compensation expense of approximately $3.5 million relating to the option exchange program.

Note 7. Stock Bonus Program

To conserve Brio’s cash until Brio could raise additional equity financing and to help Brio achieve cash flow positive results of operations for the fiscal year 2002, Brio temporarily reduced the salaries of all North American and some international employees during November and December 2001. To balance the impact on employees of the salary reduction, and to incent Brio employees to remain with Brio, the Company implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424 and 128,136 shares of common stock, respectively. The total amount issued as stock, net of income taxes, was $618,000.

Note 8. Stock Option Exchange Program

In November 2002, Brio announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the exchange program. Those 163 employees tendered a total of 960,906 options to purchase Brio’s common stock in return for Brio’s promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant. The exchange program was not made available to Brio’s executives, directors or consultants.

Note 9. Loss on Disposal and Abandonment of Property and Equipment

In May 2002, Brio performed a physical count of its technology equipment and related components. As a result of the physical count, the Company recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

During the three months ended December 31, 2001, Brio recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Note 10. Provision for Income Taxes

During the three months ended December 31, 2002, a valuation allowance of $447,000 was recorded against Brio’s remaining deferred tax assets that were deemed to be unrealizable.

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

Overview

Brio provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001 and $10.9 million in fiscal 2000. We had net losses of approximately $2.1 million and $3.1 million during the three months and nine months ended December 31, 2002, respectively. As of December 31, 2002, we had stockholders’ equity of approximately $15.0 million and an accumulated deficit of approximately $86.8 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

Impact of Economic Downturn

Due to the severe economic downturn experienced beginning April 1, 2001 and continuing through December 31, 2002, we experienced a reduction in total revenues for each of the quarters during fiscal 2003 when compared to fiscal 2002. Total revenues for each of the fiscal quarters noted below were as follows (in thousands):

	Fiscal 2003	Fiscal 2002

June 30	$26,135	$29,473
September 30	$24,823	$28,225
December 31	$25,451	$28,347
March 31	N/A	$25,323

The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout fiscal 2002 and continuing through the first, second and third quarters of fiscal 2003. We experienced a decrease in our customers’ capital spending and as a result, sales to these customers have become progressively smaller.

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

For the first nine months of fiscal 2003, we reduced our headcount by an additional 41 employees to further align our costs with revenues during the first quarter, closed additional underutilized facilities and wrote off the associated leasehold improvements and furniture and fixtures during the second quarter and continued to closely monitor overall operating expenses. We anticipate continuing our cost reduction efforts as required on a go-forward basis. In particular, we are continuing to evaluate the underutilization of various facilities throughout the world in an effort to consolidate and or eliminate certain facilities to further reduce operating expenses. Additional facilities consolidation expenses due to underutilization may occur in the fourth quarter of fiscal 2003. In addition, we are also evaluating computer software systems utilized throughout the world as well as management structures in Europe, Asia and Latin America, which could lead to additional restructuring expenses in the fourth quarter of fiscal 2003.

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

Revenue Recognition

We derive revenues from two sources, perpetual license fees and services. Services include software maintenance and support, training and system implementation consulting. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence (VSOE) of the fair value of such undelivered elements. VSOE of the undelivered elements is determined based on the price charged when such element is sold separately. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

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

Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Our standard payment terms are generally less than 90 days. In instances where payments are subject to extended payment terms, revenue is deferred until payments become due, which is generally when the payment is received. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable, which is generally upon receipt of cash payment. If an acceptance period is other than in accordance with standard user documentation, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

The majority of our consulting and implementation services qualify for separate accounting. We use VSOE of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage-of-completion method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract. Training revenue is recognized when training is provided.

Prior to March 1, 2002, revenue on product sales through our resellers was recognized upon delivery to the reseller, which in the vast majority of cases coincided with the resellers’ sale to an end user (i.e., sell-through). There were, however, limited circumstances in which revenue was recognized upon delivery to a reseller when a sale to an end user had not yet occurred (such as royalty prepayments). These transactions represented 0.5% and 1.2% of total revenues in fiscal 2002 and 2001, respectively. For the three months and nine months ended December 31, 2002, these transactions represented zero percent of total revenues. For the three months and nine months ended December 31, 2001, these transactions represented 1.2% and 0.4% of total revenues, respectively. Effective March 1, 2002, we revised our revenue recognition policy with respect to resellers such that revenue for all reseller transactions is recognized only when product has been sold through to an end user and such sell-through has been reported to us. This change provided for a consistent policy of revenue recognition across all resellers. Due to the insignificant amount of revenue recognized upon delivery to a reseller, this change in policy had no impact on revenue for the nine months ended December 31, 2001. The collection of payments on sales to resellers is not contingent on or linked to the end customer paying the reseller and there are no rights of return. Additionally, reseller sales are billed under our standard payment terms and PCS starts upon delivery to the reseller when purchased along with software products. There are no contractual rights of return and we have not historically accepted unusual or significant returns.

Estimating Valuation Allowances

Management specifically analyzes accounts receivable and records a provision for doubtful accounts based on a detailed assessment of our accounts receivable and our allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the following: 1) historical bad debts, 2) the age of the accounts receivable, 3) customer concentrations, 4) customer creditworthiness, 5) the customer mix in each of the aging categories, 6) current economic trends, 7) changes in customer payment terms, 8) changes in customer demand, and 9) sales returns, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. Should any of these factors change, the estimates made by management will also change, which could impact our future provision for doubtful accounts.

Management also specifically reviews our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, management considers the following: 1) historical product returns, 2) general economic conditions in our markets and 3) trends in our accounts receivable. Should any of these factors change, the estimates made by management will also change, which could impact our future allowance.

Valuation of Long-Lived Assets

We periodically review our long-lived assets, including property and equipment and certain identifiable intangibles for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Events or changes in facts and circumstances that we consider as impairment indicators include, but are not limited to (1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which we use it, (3) adverse economic trends, and (4) a significant decline in expected operating results.

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

We recorded an impairment loss of $477,000 during the quarter ended September 30, 2002 due to the abandonment of facilities and the related write-off of leasehold improvements and furniture and fixtures. Based on the additional facilities consolidation and review for underutilization, we may record additional impairment losses on our long-lived assets in the near future.

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

Facility Closure Expenses

We have restructured certain facilities and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that we have abandoned. These reserves are based upon our best estimate, considering items, such as, the time required to sublease the property and the amount of sublease income that might be generated from the date of abandonment to the expiration of the lease. These estimates are reviewed based on changes in these triggering events. Adjustments to the facility closure expenses will be made in future periods, if necessary, should different conditions prevail from those anticipated in our original estimate.

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Consolidated Statements of Operations Data:
Revenues:
License fees	41%	50%	42%	47%
Services	59	50	58	53

Total revenues	100	100	100	100

Cost of revenues:
License fees	1	2	2	2
Services	20	19	18	23

Total cost of revenues	21	21	20	25

Gross profit	79	79	80	75

Operating expenses:
Research and development	22	21	21	23
Sales and marketing	52	57	49	59
General and administrative	11	17	9	11
Loss on abandonment of property and equipment	—	—	—	5
Loss on disposal of property and equipment	—	—	1	—
Restructuring charges	—	2	1	2
Facility closure expenses	—	—	3	—

Total operating expenses	85	97	84	100

Loss from operations	(6)	(18)	(4)	(25)
Interest and other income, net	—	—	1	—

Loss before provision for income taxes	(6)	(18)	(3)	(25)
Provision for income taxes	(2)	—	(1)	—

Net loss	(8)%	(18)%	(4)%	(25)%

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $2.9 million or 10% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and $9.6 million or 11% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decreases were primarily due to the continued weakness in the economic environment, which has resulted in continuing lengthening of the enterprise sales cycle and deferred information technology spending. As a result, there was a reduction in the number and size of deals closed when compared to historical results. Due to the continued economic uncertainties, we expect revenues to remain relatively flat in the foreseeable future.

Revenues by geographic location were as follows for the three and nine months ended December 31, 2002 and 2001:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues by Geography:
Domestic	$19,028	$22,827	$59,352	$68,449
International	6,423	5,520	17,057	17,596

Total revenues	$25,451	$28,347	$76,409	$86,045

Revenue from international sources increased $903,000 or 16% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase was primarily due to increased demand in the Asia Pacific Region. Revenue from international sources decreased $539,000 or 3% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was primarily due to the lengthening of the sales cycle in the European Region due to the slowing global economy, offset by an increase in demand for our products in the Asia Pacific Region in the third quarter of fiscal 2003. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about revenues in geographic areas.

License Fees. Revenues from license fees decreased $3.6 million or 26% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and $8.1 million or 20% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decreases were primarily due to the continued weakness in the economy and lengthening of the sales cycle for large-scale deployments, which resulted in a reduction in the number and size of deals closed and the price at which we are able to sell, when compared to historical results. We expect license revenues to remain relatively flat in the foreseeable future.

Services. Services revenues increased $741,000 or 5% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase was primarily due to consulting revenues related to our installed customer base. Services revenues decreased $1.5 million or 3% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was primarily due to a decrease in consulting revenues due to the continued weakness in the economy, offset by an increase in maintenance and support revenues related to our installed customer base and an increase in demand for our consulting services in the third quarter of fiscal 2003. We expect service revenues to remain relatively flat in the foreseeable future.

Cost of Revenues

License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $87,000 or 19% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and $333,000 or 21% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decreases in absolute dollars were due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks, which are less expensive for us to produce relative to customers purchasing “shrinkwrapped” product. We expect that cost of license fees and the associated profit margins will remain flat, as a percentage of total revenues, with the results from the current quarter.

Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services decreased $364,000 or 7% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and $5.7 million or 29% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was due to the mix of maintenance and support revenue compared to training and system implementation consulting revenue. Cost of revenues from services may vary between periods due to the mix of maintenance and support revenues compared to training and system implementation consulting services revenue as it tends to be more labor intensive to provide training and system implementation consulting services. In addition, the cost of revenues from services may vary due to the volume and mix of services provided by our personnel relative to services provided by outside consultants and to varying levels of expenditures required to support the services organization. We expect that cost of services and the associated profit margins will remain flat, as a percentage of total revenues, with the results from the current quarter.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $394,000 or 7% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decrease was primarily due to the absence of the stock compensation charge of $588,000 recorded during the three months ended December 31, 2001. This amount was offset by additional costs related to our new product release. Research and development expenses decreased $3.3 million or 17% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was primarily due to the workforce reduction andoverall cost reductions. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future, as we believe that investment for research and development is essential to product and technical leadership. Specifically, we expect research and development expenses to increase as a percentage of total revenues due to localization of new products for sales into international markets.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses decreased $2.9 million or 18% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decrease was primarily due to the absence of the stock compensation charge of $982,000 recorded during the three months ended December 31, 2001. In addition, the decrease was due to overall cost reductions and lower commission expense in the sales organization due to the decrease in total revenues. Sales and marketing expenses decreased $12.6 million or 25% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was primarily due to the workforce reduction and overall cost reductions, as well as lower commission expenses in the sales organization due to the decrease in total revenues. We anticipate that sales and marketing expenses will decrease slightly as a percentage of total revenues with the current quarter.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as professional service fees such as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $1.9 million or 39% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decrease was primarily due to the absence of the stock compensation charge of $1.6 million recorded during the three months ended December 31, 2001 and overall cost reductions. General and administrative expenses decreased $4.2 million or 40% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was primarily attributable to the one-time benefit from the stock compensation charge and overall cost reductions. We expect that our general and administrative expenses will remain consistent as a percentage of total revenues with the current quarter.

Restructuring Charges and Facility Closure Expenses. Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. In April 2002, our Board of Directors approved a new restructuring plan as additional reductions were required to bring costs in alignment with revenues. During the nine months ended December 31, 2002 and the three and nine months ended December 31, 2001, we recorded costs associated with the closure of certain facilities and related write-off of leasehold improvements and furniture and fixtures due to underutilization of the related space.

The restructuring and facilities closure accrued liabilities as of December 31, 2002 are as follows (in thousands):

	Facility Closure	Severance and Related Benefits	Total Restructuring and Facility Closure
Accrual balance at March 31, 2002	$84	$24	$108
Total charge in first quarter fiscal 2003	—	1,000	1,000
Amount utilized in first quarter fiscal 2003	(51)	(618)	(669)

Accrual balance at June 30, 2002	33	406	439
Total charge in second quarter fiscal 2003	1,942	—	1,942
Amount utilized in second quarter fiscal 2003	(485)	(173)	(658)

Accrual balance at September 30, 2002	1,490	233	1,723
Total charge in third quarter fiscal 2003	—	—	—
Amount utilized in third quarter fiscal 2003	(242)	(145)	(387)

Accrual balance at December 31, 2002	$1,248	$88	$1,336

For the three months ended December 31, 2002, we did not record facilities closure or restructuring charges. For the three months ended December 31, 2001, we recorded $309,000 in costs associated with severance and related benefits and approximately $144,000 related to the closure of certain facilities and the write-off of leasehold improvements and furniture and fixtures. For the nine months ended December 31, 2002, we recorded approximately $1.0 million in costs associated with severance and related benefits and approximately $1.9 million related to the closure of certain facilities. For the nine months ended December 31, 2001, we recorded approximately $1.7 million in costs associated with severance and related benefits and approximately $361,000 related to the closure of certain facilities. As of December 31, 2002, approximately $88,000 is classified in other accrued liabilities related to the remaining severance and benefits. As of December 31, 2002, approximately $618,000 is classified in other accrued liabilities and approximately $630,000 is classified in other noncurrent liabilities related to the facility closures. We expect to make payments related to these closures over the next three years.

The facilities closure expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is management’s best estimate, taking into consideration time to sublease, actual sublease rates, and other variables. We have estimated that the high end of the lease loss could be an additional $657,000 if no suitable tenant is found to sublease the facility.

Stock Compensation Charges (Benefit)

In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, we determine the change in fair value of the options that have not been exercised, cancelled or expired, and record a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, we record a reduction in the stock compensation expense, but not in excess of what was recognized to date. For the three and nine months ended December 31, 2002, we recognized a stock compensation benefit of zero and $3.2 million, respectively, relating to the option exchange program. For the three and nine months ended December 31, 2001, we recognized a stock compensation expense of approximately $3.5 million, relating to the option exchange program.

Stock Bonus Program

To conserve our cash until we could raise additional equity financing and to help us achieve cash flow positive results of operations for the fiscal year 2002, we temporarily reduced the salaries of all North American and some international employees during November and December 2001. To balance the impact on employees of the salary reduction, and to incent our employees to remain with us, we implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if we achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with us on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of our Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. We achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during fiscal 2002. The bonus was paid in three installments in January, May, and July 2002 by the issuance of 95,420, 68,424, and 128,136 shares of common stock, respectively. The total amount issued as stock, net of income taxes, was $618,000.

Stock Option Exchange Program

In November 2002, we announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the exchange program. Those 163 employees tendered a total of 960,906 options to purchase our common stock in return for our promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The exchange program was not made available to our executives, directors or consultants.

Loss on Disposal and Abandonment of Property and Equipment

In May 2002, we performed a physical count of our technology equipment and related components. As a result of the physical count, we recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000.

During the three months ended December 31, 2001, we recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, we had to modify and simplify our Siebel implementation, resulting in the abandonment of a significant portion of the system.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest and other income (expense), net, increased $150,000 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase was primarily due to a gain on foreign exchange due to the weakening of the dollar against other foreign currencies. Interest and other income (expense), net, increased $976,000 for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The increase was primarily related to a gain on foreign exchange due to the weakening of the dollar against the Euro and other foreign currencies. This gain was primarily driven by our intercompany payable balances between our foreign subsidiaries, which are eliminated in the presentation of Condensed Consolidated Balance Sheets. We anticipate continued fluctuations in foreign exchange, which we do not currently hedge against. Therefore, results will continue to vary based on such fluctuations in future periods.

Income Taxes

We recorded a provision for income taxes of $470,000 and $6,000 for the three months ended December 31, 2002 and 2001, respectively and $596,000 and $31,000 for the nine months ended December 31, 2002 and 2001, respectively. The provisions consist primarily of taxes for certain profitable foreign subsidiaries and a valuation allowance of $447,000 against our remaining deferred tax assets that were deemed to be unrealizable during the third quarter of fiscal 2003. While we have net operating loss carryforwards available to offset income taxes generated from operations, given the uncertainty of achieving profitability during the remainder of fiscal 2003 and beyond, we maintain a valuation allowance against these net operating carryforwards to reduce the deferred tax asset to zero as of December 31, 2002.

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

In January 2002, the EITF issued EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. Effective January 1, 2002, we adopted EITF No. 01-14 and reclassified the statement of operations for the three and nine months ended December 31, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of $137,000 and $595,000 for the three and nine months ended December 31, 2001, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123”, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain aspects of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Liquidity and Capital Resources

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Foothill Capital Corporation. The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent (7.0% at December 31, 2002). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.25% at December 31, 2002), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

Additionally, the covenants were amended on May 15, 2002 on a prospective basis requiring us to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ending December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended December 31, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the devaluation of our computers and related technology in an aggregate amount not to exceed $3,000,000.

We were not in compliance with the minimum EBITDA covenant for the quarter ended December 31, 2002, however, we obtained a waiver from the bank for this quarter’s requirement.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through fiscal 2003. As of December 31, 2002, $3.4 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $1.7 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of December 31, 2002, based on domestic eligible accounts receivable there were $6.8 million of additional borrowings available under the line of credit. As of December 31, 2002, no amounts other than the term loan are outstanding under the line of credit.

Net cash provided by operating activities was $1.6 million for the nine months ended December 31, 2002 compared to net cash used in operating activities of $2.4 million for the nine months ended December 31, 2001. The increase in cash provided of approximately $4.0 million was due a decrease in non-cash operating activities of $10.7 million, changes in operating assets and liabilities of approximately $4.0 million, offset by a decrease in net loss of approximately $18.7 million.

Net cash used in investing activities was $1.2 million for the nine months ended December 31, 2002, consisting primarily of approximately $12.4 million for purchases of short-term investments, $1.7 million for purchases of property and equipment, net, offset by approximately $12.9 million of sales of short-term investments. Net cash used in investing activities was $2.7 million for the nine months ended December 31, 2001, consisting primarily of approximately $4.9 million for purchases of property and equipment, net, offset by approximately $2.2 million of sales of short-term investments.

Net cash provided by financing activities was $674,000 for the nine months ended December 31, 2002, consisting primarily of $1.9 million from proceeds from the issuance of common stock to employees under various incentive stock plans and $1.3 million for repayments under our long-term note payable. Net cash provided by financing activities was $8.0 million for the nine months ended December 31, 2001, consisting primarily of $5.0 million of proceeds from our long-term note payable, $3.0 million from proceeds from the issuance of common stock to employees under various incentive stock plans and proceeds from the repayment of notes receivable from stockholders.

We have implemented several cash conservation measures to help improve our overall cash position. Specifically, we have cut expenses through reductions in headcount across the organization, reduced and periodically eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

The following table summarizes our obligations to make future cash payments under non-cancelable contracts as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,334	$1,667	$1,667	$—	$—
Operating leases	41,336	1,661	12,907	10,505	16,263

Total contractual cash obligations	$44,670	$3,328	$14,574	$10,505	$16,263

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through December 31, 2003 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to December 31, 2003. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

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

Risks Factors Relating to Our Business

Our quarterly operating results have fluctuated in the past. We do not always meet financial analysts’ expectations or management guidance, which has caused and may cause our share price to decrease significantly.

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet management guidance or the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ended June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and for the quarter ended September 30, 2002, we did not meet analysts’ expectations for our revenues. Following the announcements of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including:

•	Long Sales Cycle. Our sales cycle is typically nine to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products as well as requiring complex software license agreements. Additionally, unexpected budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which the revenue for expected orders will be recorded. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

•	Seasonality. Seasonal changes in our customers’ spending patterns can cause fluctuations in our operating results. For example, in the past, our customers’ slower seasonal spending patterns have hurt our results of operations particularly in the quarters ending June 30 or September 30.

•	Weak Global Economic Conditions. General economic conditions affect the demand for our products. Beginning in the June quarter of fiscal 2002, the slowing global economy caused many of our prospective customers to reduce budget allocations for technology spending. The terrorist attacks of September 11, 2001, continued international violenceand threat of war, have increased uncertainty as to the worldwide economic environment, which we believe caused deferral of information technology purchases including our products. In particular, the size of deals has declined during the past four quarters and we expect them to remain more conservative in size than in historical periods.

•	Introduction of Product Enhancements and New Products. The announcement or introduction of product enhancements or new products by us or by our competitors, or any change in industry standards may cause customers to defer or cancel purchases of existing products. We anticipate continuing releases of new products and product enhancements throughout fiscal 2003.

•	Mix of License and Service Revenues. Our revenues are derived from two sources, license fees and services. Both of these sources are essential to our business, but our profit margin is higher on license fees than it is on services. As the mix of license and service revenues varies between quarters, our profits fluctuate, which can cause fluctuations in our quarterly results. The mix of

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

We have a history of net losses. In particular, we incurred net losses of $25.7 million in fiscal 2002, $9.7 million in fiscal 2001, and $10.9 million in fiscal 2000. We had net losses of approximately $2.1 million and $3.1 million during the three months and nine months ended December 31, 2002, respectively. As of December 31, 2002, we had stockholders’ equity of approximately $15.0 million and an accumulated deficit of approximately $86.8 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

•	Successfully Implementing Cost Reduction Measures. We must continue to implement cost reduction measures to improve our overall cash position and align our expenses with revenues. However, this is challenging for us because if we implement too many cost reduction measures, we may lose the ability to attract, retain and motivate personnel, which could be detrimental to our business. For the fiscal year ended March 31, 2002, we cut expenses through a workforce reduction, a temporary salary reduction for all North American and some international employees, reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, and the delay or elimination of capital expenditure plans. In April 2002, we implemented an immediate 8% reduction in our worldwide workforce and in September 2002, we closed certain facilities due to underutilization.

•	Successfully Managing the Capacity of Our Direct Sales Force and Services Organization. Maintaining more sales and service organization employees than is necessary to fulfill market opportunities leads to higher overhead costs without proportional revenue from greater product and service sales. If we fail to size the organization properly for market opportunities, it could have a negative impact on operating results.

•	Achieving Higher Rates of Revenue Growth. Maintaining and increasing our rate of revenue growth is a significant factor for achieving profitability. We may not achieve or sustain the rates of revenue growth we have experienced in the past. Our prospects for increased future revenues depend on our ability to successfully increase the scope of our operations, expand and maintain indirect sales channels worldwide, improve our competitive position in the marketplace, educate the market on the need for deployment of enterprise-wide analytical solutions, and attract, retain and motivate qualified personnel.

•	Increasing Indirect Sales Channels while Maintaining Management Focus on Execution of Overall Strategy. Selling our products through indirect sales channels, including VARs, PLPs, OEMs, resellers, system integrators and distributors expands our reach into the marketplace. We need to attract and retain additional indirect channel partners that will be able to market our products effectively and provide timely and cost-effective customer support and services. We may not succeed in increasing indirect channel partner relationships, and this could limit our ability to grow revenues and achieve profitability. Managing indirect sales channels, however, may require more management attention than managing our direct sales force. If the indirect sales channels grow, management attention may be diverted, impairing our ability to execute other parts of our strategy. To date we have generated a majority of sales through our direct sales force. Our indirect sales channels accounted for less than 25% of total revenues for fiscal 2002 and less than 21% of total revenues in each of fiscal 2001 and 2000.

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

Current and new competitors may form alliances, make strategic acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. For example, in July 2002, Business Objects announced the acquisition of privately held Acta Technology, Inc. and in December 2002, Cognos announced the acquisition of Adaytum. These types of agreements between our competitors could be harmful to our business because consolidated or allied competitors could:

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

Our products incorporate a number of advanced and complex technologies, including data analysis systems, a distributed architecture, and Web access and delivery technology. Rapidly developing and delivering new and improved products is very challenging from an engineering perspective, and in the past, particularly with our efforts in the UNIX server environment, we experienced delays in software development. Currently, we are experiencing a delay in completing our Brio Performance Suite version 8 in the UNIX server environment. We anticipate that version 8 for the UNIX server environment will be available during the first quarter of fiscal 2004.

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

We must successfully market new and enhanced versions of our products for customers to remain competitive with our competitors’ products and to maintain our current market position. In order to be competitive and well received in the marketplace, our new products and product enhancements must:

•	Provide a complete offering of product features including analytical capabilities, open architecture, extranet capability and scalability;

•	Provide top level performance, quality, and ease-of-use;

•	Provide the necessary migration tools and aids to migrate our existing install base to the newest version of our product;

•	Be capable of addressing the requirements or needs of the indirect channel marketplace;

•	Include customer support packages;

•	Be completed and brought to market in a timely manner;

•	Minimize the inclusion of major defects and errors; and

•	Be competitively priced.

Our failure to compete favorably in these areas could limit our ability to attract and retain customers, which could have a material adverse effect on our business, operating results and financial condition.

The new and enhanced versions of our products may present migration issues, which could increase our costs, adversely affect our reputation, diminish demand for our products and adversely affect our operating results.

With the release of Brio Performance Suite version 8 in December 2002, Brio switched from client-server-based pricing to user/role-based pricing. This change has presented some administrative issues and may lead to customer disagreements regarding migration of some customers’ deployments. In addition, a substantial number of our customers pay ongoing maintenance at a percentage of list price and may be subject to dramatically increased maintenance renewal prices to the extent that the current list price of their deployment (based on user/role-based pricing) substantially exceeds the former list price for their deployment (based on client-server pricing). Instances where customers disagree about migration, elect not to migrate to version 8, or face dramatically larger maintenance renewal prices could lead to a loss of future maintenance revenue as customers decline to renew maintenance, a loss of customer loyalty and diminishing future license and service revenue, as well as increased administrative and logistical burdens as our employees are required to spend time addressing version 8 migration issues.

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

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal year 2002 and for the first three quarters of fiscal 2003 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including three Executive Vice Presidents of Worldwide Sales in the last twenty months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

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

We have two issued patents and fourteen pending patent applications. The patent applications may not result in the issuance of a patent, and we may not obtain any more patents. Our issued patents and any additional patents issued to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide us competitive advantages.

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

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred losses on foreign currency translations resulting from inter-company receivables from foreign subsidiaries in fiscal 2001, fiscal 2000, and gains in fiscal 2002 and the first nine months of fiscal 2003.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $0.72 to a high sales price of $4.62 during the fifty-two weeks ended December 31, 2002. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

We need to maintain qualified, independent directors to comply with new corporate governance reform initiatives and failure to do so could result in the delisting of our common stock from Nasdaq.

On October 9, 2002, Nasdaq filed proposed rule changes to its listing standards with the SEC in connection with the recent, widely publicized corporate governance reform initiatives. In addition, on January 8, 2003, the SEC published Proposed Rules for public comment that would set stricter independence and other standards for public company Audit Committees. The SEC directed the exchanges and Nasdaq to propose changes to its listing standards consistent with the SEC’s Proposed Rules. Although the exact effective date is unknown at this point, we anticipate that these changes to the Audit Committee rules will be adopted in April 2003 and become effective in April 2004.

Our Board of Directors approved the appointment of John Mutch and Edward Saliba as directors on September 18, 2002 and December 17, 2002, respectively. Messrs. Mutch and Saliba were each also appointed to serve on our Audit Committee. With the addition of Mr. Mutch and Mr. Saliba, our Board and our Audit Committee would be in compliance with the changes proposed by Nasdaq and the SEC outlined above. However, since Nasdaq is expected to amend its prior rule proposals concerning the Audit Committee (following the January 8 SEC release), and any or all of the proposed rules could change following the public comment process, we cannot guarantee that we will be in compliance with the new Board standards under the final SEC Rules and Nasdaq listing standards adopted. Failure to comply with these new rules and standards could result in being delisted from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2002, we had $16.4 million of cash and cash equivalents and $10.6 million of short-term investments with a weighted average variable rate of 1.9%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of December 31, 2002, $3.4 million was outstanding under the term loan (See Note 2 in Notes to Condensed Consolidated Financial Statements), of which $1.7 million is classified as short-term and $1.7 million is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At December 31, 2002 there were no outstanding foreign currency exchange contracts.

Item 4. Evaluation of Disclosure Controls and Procedures.

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

On December 17, 2002 our Board of Directors approved the appointment of Edward Saliba as an additional member of our Board of Directors. Mr. Saliba was also appointed to serve on our Audit Committee.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of KPMG LLP for the following non-audit services: (1) tax matter consultations concerning state taxes, (2) the preparation of federal and state income tax returns, (3) tax matter consultations on transfer pricing and international taxes and (4) consultation on escheatment matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

We filed one report on Form 8-K during the three months ended December 31, 2002. Information regarding the item reported on is as follows:

Date	Item Reported On

November 14, 2002	Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ Craig B. Collins
Craig B. Collins Chief Financial Officer and Executive Vice President, Finance and Operations