Form 10-K
period 2003-03-31
BRIO SOFTWARE INC
filed 2003-06-30
CIK 1056294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,792,019 as of June 23, 2003 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 37,941,581 shares of the registrant’s Common Stock issued and outstanding as of June 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 20, 2003.

BRIO SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

Item 1.     Business.

Overview

Founded in 1989, Brio Software, Inc. helps Global 3000 companies improve business performance by creating new value from existing information systems and, ultimately, aligning everyone in the enterprise with key corporate goals. The category, business intelligence software, lets companies access, analyze and share information, offering users relevant, accurate and timely insight into the variables that impact their business. With this insight, companies can make superior business decisions.

Our products and services are available through our direct sales and professional services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan, Singapore, China (mainland and Hong Kong), Australia and more than 40 countries worldwide through value added resellers (VARs), private label partners (PLPs), resellers, system integrators and distributors (collectively “resellers”). See Note 3 of consolidated financial statements for additional information about geographic revenue.

We were incorporated in California in February 1989 and were reincorporated in Delaware in April 1998.

Brio Solution

The Brio Performance Suite is a product offering that integrates business information and data, along with enterprise reporting, information delivery and analytical applications. Our product offering is designed to meet a range of decision-making needs for internal employees as well as external customers, vendors and business partners. By delivering a comprehensive, integrated and easy-to-use query, reporting and analysis tool set, Brio enables everyone in the enterprise (from casual to expert user) to benefit from the power of business intelligence.

Brio Strategy

Our strategy is to be a leading provider of business intelligence tools that enable superior business performance. The primary customers for our tools are Global 3000 companies, government agencies, and higher education institutions. The Brio Performance Suite enables organizations to improve business performance by simply and powerfully accessing and analyzing all enterprise data, and then enabling the distribution to and use of this new insight by anyone necessary, inside or outside the organization.

The following are key elements of Brio’s strategy:

Extend Technology Development.    We have designed products to satisfy customers’ desire for rapid implementation, intuitive user interfaces, easy integration with existing database and other system software, high performance and limited information technology staff support. Our products incorporate a number of advanced technologies, including a proprietary data analysis engine, a distributed architecture and Web access and delivery technology based on standards such as C++, Java, J2EE, HTML and XML. We intend to devote significant resources to research and development efforts and to form strategic relationships that will enable us to further enhance our products’ functionality and ease-of-use.

Broaden Distribution Channels.    To date, we have sold products primarily through our direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan, Singapore, China (mainland and Hong Kong) and Australia. In addition, we have sold products worldwide through resellers. We intend to grow our direct sales organization to intensify coverage of large organizations and to augment our telesales operation to cover smaller organizations. In addition, we will continue to leverage and grow our existing network of resellers to expand our indirect distribution channel worldwide.

Expand Product Deployments at Existing Customer Sites.    Our products and related services are designed to enable our customers to deploy business intelligence and drive business performance throughout their organizations. Although most organizations initially deploy our products on a departmental or pilot basis, we believe that initial customer success with this deployment can lead to significant opportunities for larger scale adoption of our products within the organization. We intend to focus our sales and services efforts on large organizations seeking large-scale analytic deployments as well as making initial customer pilots or deployments successful.

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

Increase International Presence.    Outside of the United States, we have direct sales offices in Canada, the United Kingdom, France, Germany, Japan, Singapore, China (mainland and Hong Kong) and Australia and have established distributor relationships in more than 40 countries. We have localized products in Chinese (simplified and traditional), French, German, Italian, Japanese, Korean, Portuguese (Brazilian) and Spanish. We intend to expand our global sales capabilities by increasing the size of our direct sales force, sales support and marketing organizations and expanding distribution channels in Europe, Latin America and Asia Pacific, as well as continuing to localize products in selected markets.

Provide High Quality Customer Support and Service.    We believe that offering quality service and support is important to customer satisfaction and provides a significant opportunity to build customer loyalty and to differentiate ourselves from the competition. We intend to increase our focus on customer satisfaction by continuing to invest in support services such as a Web-based help line and systems infrastructure. In addition, we are committed to providing customer-driven product functionality through feedback from prospects, consultants, partners and customer surveys.

Products and Technology

    Brio Performance Suite 8

Brio Performance Suite 8 (Brio 8) is a new product offering that integrates Brio Intelligence and Brio Reports (SQR) into a common foundation layer built on the former Brio Portal. Brio 8 was generally released in the third quarter of fiscal 2003 for the Windows environment and will be released in the first quarter of fiscal 2004 for selected Unix environments. The purpose of this product update is to integrate our products and to allow for a common foundation to administer and manage the deployment of the product to improve ease-of-use and scalability. Brio 8 is designed with the ability to deliver certain capabilities in a “zero-footprint” thin-client environment, meaning it will allow broader dissemination of information through the Web while requiring less administration and no software on the client side computer except a standard Web browser.

Brio 8 is an integrated business performance software suite that incorporates query, analysis, distribution and analytical reporting capabilities for client-server and Web environments. Brio 8 includes the following components:

Query, Analysis and Report Development Tools

Designer enables developers, database administrators and system administrators to generate, manage, secure and deliver queries, analyses and reports for the extended enterprise. It is designed to create data models and source content for users of the other Intelligence clients.

Explorer is designed for power users or independent analysts who need direct access to database tables and repositories of pre-defined data and reports, and need to be able to create their own queries, analyses and reports.

SQR Developer is a graphical report development environment enabling users to create enterprise reports via a point-and-click interface. Users can build personalized reports such as visual analysis, with minimal assistance from their information technology (IT) personnel.

User-Directed Analysis and Global Information Delivery

Insight and the Insight Server delivers interactive query, analysis, reporting, charting and analytical capabilities inside a standard Web browser. Whether connected to the Web, to the Brio 8 Foundation or operating without connection, Insight enables users to go beyond viewing static reports to perform independent analysis and reports on the delivered information.

Intelligence iServer delivers user-directed analysis, including the ability to drill anywhere, pivot tables and chart findings, with just a Web browser. It allows HTML-only analytic capabilities to be embedded in personalized dashboards and third-party Web applications.

Reports iServer delivers browser-based report viewing and management, using SQR as the underlying data processing and reporting engine. It generates, manages and publishes high-volume, presentation-quality reports in HTML, PDF and a broad range of other output types. It supports on-demand or scheduled reports, delivering personalized information to thousands of people with diverse information needs. It also automates alerts and data processing tasks through the Web.

Knowledge Server offers a fully automated search engine for finding and retrieving information. It provides information retrieval with automated crawl, indexing and context sensitive search capabilities including personal search agents. It sifts through volumes of documents, file systems, Web sites and portals, including the Brio 8 repository, to produce efficient and meaningful results. Brio may discontinue selling Knowledge Server in fiscal 2004.

Enterprise Reporting

SQR is a server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from SQR can range from high-volume printed reports to highly interactive reports delivered via the Web and wireless devices. SQR consists of the SQR server product as well as Viewer and Activator, which support content viewing and distribution via ActiveX.

Brio Metrics Builder (formerly Brio Impact)

Brio Metrics Builder is Brio’s advanced metrics-based development and deployment environment for tracking key performance indicators that govern company performance. It enables decision makers to measure and assess performance using standardized definitions and methods for metrics and analyses. An intuitive dashboard provides linkages from high-level metrics to causal operational detail, enabling quick action to be taken on issues and opportunities that affect the business.

Brio Performance Suite 6

Brio Intelligence

Brio Intelligence, formerly known as Brio.Enterprise, is an integrated business software suite that incorporates query, analysis and analytical reporting capabilities for client-server and Web environments. Brio Intelligence consists of the following products:

Designer extends the core Brio Intelligence capabilities with application administration functionality to define and manage security, auditing and centralized access to features that enable IT departments to control the environment.

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

The OnDemand Server is a Web-based application that offers both mobile and desktop users easy and secure access to a variety of data sources. Users log on to the OnDemand Server to retrieve a personalized list of reports and analysis packages they have privileges to access. With the OnDemand Server adaptive reporting feature, IT departments can determine on a report-by-report basis the level of Insight and Quickview functionality and interactivity that a particular user is allowed. Additionally, the OnDemand Server allows users to author and run database queries over the Web. The OnDemand Server also automates the installation and maintenance of Insight and Quickview client components.

Brio Reports

Brio Reports is a server-based enterprise reporting tool that enables customers to develop and process a complete range of reports, from small reports to mission-critical operational reports that access large volumes of data in production databases, legacy applications and data warehouses. Output from Brio Reports can range from high-volume printed reports to highly interactive reports delivered via the Web and wireless devices. Brio Reports consists of the following components:

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

Brio Portal

Brio Portal provides dynamic, self-service access to enterprise information for employees, partners and customers. The distributed architecture of Brio Portal manages structured and unstructured information and integrates knowledge management and business intelligence technology. This framework scales across platforms and locations and automatically personalizes the browser-based user interface and the content end users have access to based on each user’s preferences and authorization. Brio Portal also provides multiple integration capabilities to leverage existing enterprise information sources including data warehouses, applications, productivity tools and Web content.

Platform Support

Brio products are designed to operate on most popular server platforms including Windows and Unix (IBM AIX, HP-UX and Sun Solaris). Our client products currently operate on a number of operating systems including Windows (2000 and XP) and Unix (IBM AIX, HP-UX and Sun Solaris). Brio’s products provide native (ODBC and OLEDB) connectivity to a variety of data sources, including relational database management systems such as Oracle, IBM DB2, Microsoft SQL Server and Sybase Adaptive Server, and non-relational database management systems such as Hyperion Essbase and Microsoft On-line Analytical Processing Services.

Sales and Marketing

Sales.    To date, we have sold products primarily through our direct sales and services organizations located in the United States, Canada, the United Kingdom, France, Germany, Japan, Singapore, China (mainland and Hong Kong) and Australia. In addition, we have sold products worldwide through resellers. We have focused our direct sales organization to intensify coverage of large organizations and have expanded our telesales operation to cover smaller organizations. In addition, we will continue to both leverage and grow our existing network of resellers to expand our indirect distribution channel worldwide. We expect to fund such expansion out of working capital.

Our agreements with our VARs and PLPs generally provide for the right to resell a standard or customized version of our products in conjunction with sales of the VARs’ and PLPs’ products or services. We typically offer our VARs a purchase discount to motivate the VARs to sell our products. In addition these third parties perform some or all of the following functions: (1) sales and marketing, (2) systems implementation and integration, (3) software development and customization and (4) ongoing consulting, training, service and technical support. We generally offer such parties discounts on products and training, as well as a cooperative marketing program and field level assistance from our direct and channel sales forces. We will continue to leverage sales and marketing through indirect channel partners that will distribute or resell our products in their respective markets. Total revenues from resellers accounted for approximately 25% of total revenues in fiscal 2003 and 2002 and 21% of total revenues in fiscal 2001.

Marketing.    We are focused on expanding market awareness and acceptance of our products, directly and through strategic partnerships. We have a marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers and strong Web presence and broad-scale marketing programs in conjunction with key local and global partners. Our corporate marketing program includes direct marketing and advertising, public relations activities, event marketing and field marketing, as well as programs to work closely with analysts and other third parties. Our direct marketing activities include participation in selected trade shows and conferences, targeted advertising, as well as ongoing direct mail efforts to existing and prospective customers. We have used local, regional and Web-based seminars to assist prospects in selecting our solutions. We have used the Web to further interest in our products and services and help with the lead generation process for our sales organization. Our marketing strategy also includes programs that focus on technology partners, consultants and resellers. The marketing organization provides a wide range of programs, materials and events to support the sales organization in its efforts.

Our sales and marketing organization consisted of 207 full-time employees as of March 31, 2003. The sales and marketing staff are based at our corporate headquarters in Santa Clara, California. We also have field sales offices in the metropolitan areas of Chicago, New York, San Francisco, Columbus, Denver, Irvine and Dallas as well as international sales offices in Toronto, Canada, the United Kingdom, France, Germany, Japan, Singapore, China, Korea, Hong Kong and Australia.

Research and Development

We believe that our future success will depend on our ability to maintain and improve current products and to develop new products that meet analytic needs. We have invested heavily in our internal research and development teams to support current and future product development. Product requirements are based on customer feedback, technical support experience, market analysis and technology trends. We employ a professional development methodology that monitors customer satisfaction, quality, cost and delivery schedules. In addition, we have entered into an agreement with an offshore development firm to improve throughput and reduce the costs of certain functions within research and development, including, but not limited to, quality assurance and localization of our products. We anticipate a further expanded development role of this offshore firm in fiscal 2004. As of March 31, 2003, our research and development organization consisted of 105 full-time employees.

Customer Support

Our customer support is a necessary component to the successful marketing and sale of our products. Maintenance and support contracts, which are typically for twelve months and sold with an initial license, may be renewed annually and are typically set at a percentage of the list price of the software or a percentage of the net license fee depending on the size and nature of the deal. A large portion of our direct sales to customers have maintenance and support contracts that entitle the customers to software patches, updates and upgrades at no additional cost, and when available, unlimited access to our Web-based Customer Support information and request system and direct assistance from the Customer Support hotline.

Customers submit their assistance requests directly into our case tracking database via the Web or a Customer Support engineer records the request in the database at the time of the call to the hotline. Our Web-based support services include access to frequently asked questions, a software download area and an interface to the case-tracking database, which allows customers to view the status of any of their current cases online. In addition we provide online documentation with all of our products that include detailed explanations of product features as well as problem-solving tips.

We are currently implementing Siebel Service, which is designed to improve customer support by providing better visibility of all customer interactions with Brio, improved case tracking and pattern matching of similar support issues across customers. The Siebel Service implementation will include a direct integration with product development’s Rational development tools and methodology to allow visibility of development efforts on an ongoing basis and thus provide a tight collaborative relationship between the organizations. As of March 31, 2003, our customer support organization consisted of 66 full-time employees.

Competition

We compete in the business intelligence software market. This market is highly competitive and highly fragmented. This market is also characterized by rapidly changing technology and evolving standards. We expect competition in the market to increase. Our primary competitors include Actuate, Business Objects, Cognos, Crystal Decisions, Hyperion, Information Builders, Inc., Informatica, MicroStrategy and Oracle.

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

Current and new competitors may form alliances, make strategic acquisitions or establish cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, limiting our ability to sell our products through particular distribution channels. Accordingly, competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell new licenses and maintenance and support renewals for existing licenses, on terms favorable to us. Further, competitive pressures may require us to reduce the price of our products, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

We compete on the basis of the following factors:

•	completeness of product features including analytical capabilities, open architecture, security and scalability;

•	ease-of-use and ease-of-administration;

•	customer support;

•	speed to solution for customer applications; and

•	competitive pricing.

We believe we currently compete favorably with respect to each of these factors. However, our market is still evolving and there can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Proprietary Rights

We currently rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leader position.

Because trade secret and copyright laws afford only limited protection, we also seek to protect our software, documentation and other written materials under patent laws. We currently have two United States patents and thirteen pending patent applications. The patent applications may not result in the issuance of a patent and we may not obtain any more patents. Our two issued patents and any additional patents to us may be invalidated, circumvented or challenged, and the rights granted under these patents might not provide us competitive advantages.

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

The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation is time-consuming, has an uncertain outcome and can result in substantial costs and diversion of management’s attention and resources. Additionally, as a smaller company with limited resources, we may choose not to pursue some intellectual property litigation claims against competitors who may be violating our intellectual property rights.

We have entered into two source code escrow agreements with Data Securities International, Inc. (“DSI”): the Flex-Safe Escrow Agreement (the “Flex-Safe Agreement”) and the Master Preferred Escrow Agreement (the “Preferred Agreement”; and, together with the Flex-Safe Agreement, the “Escrow Agreements”). A number of customers and indirect channel partners are beneficiaries to one of the Escrow Agreements, which require release of source code from DSI upon (1) Brio’s insolvency or liquidation, in the case of the Flex-Safe Agreement and (2) negotiated provisions, typically insolvency and failure to provide support or an alternative means of support, in the case of the Preferred Agreement (collectively, “Release Conditions”). The Escrow Agreements provide that the beneficiary customer/partner will have a limited, non-exclusive right to use the source code solely for the purposes of supporting licensed Brio software, subject to the terms and conditions of the underlying software license agreement.

It is our policy to update the escrowed source code with at least each major upgrade of software. In the event that a Release Condition occurs and is continuing, release of escrowed source code to beneficiary customers and indirect channel partners may increase the likelihood of misappropriation by third parties.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend and require us to enter into royalty, settlement or licensing agreements at substantial costs. Such royalty or licensing agreements, if required, may not be available on acceptable terms to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Finally, we rely upon software that we license from third parties, including software that may be integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Our inability to obtain or maintain any third-party software licenses could result in shipment delays or a reduction in sales until equivalent software is developed, identified, licensed and integrated, which could have a material adverse effect on our business, operating results and financial condition.

Employees

As of March 31, 2003, we had 495 full-time employees, including 207 in sales and marketing, 104 in services and support, 105 in research and development and 79 in general and administrative functions. Our success depends to a significant degree upon the continued contributions of our management, engineering, sales and marketing personnel, many of whom would be difficult to replace. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits may reduce incentives for our employees to remain with us. We have employment contracts with five members of our executive management personnel and do not maintain “key person” life insurance for any of our executive management.

We depend on our direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal 2003 and 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. In the last twelve months, we have experienced significant turnover of our sales force, including an Executive Vice President of Worldwide Sales. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Brio and their ages as of June 23, 2003, are as follows:

Name	Age	Position
Craig D. Brennan	44	President, Chief Executive Officer and Director
Craig Collins	48	Chief Financial Officer and Executive Vice President, Corporate Development
Brian Gentile	39	Chief Marketing Officer and Executive Vice President
James W. Guthrie	52	Executive Vice President, Product Development and Customer Support
Mike Levine	47	Executive Vice President, Worldwide Sales and Professional Services

Craig D. Brennan joined Brio as its President and Chief Executive Officer and Director in January 2001. Prior to joining Brio, Mr. Brennan was a senior vice president Customer Relationship Management (CRM) at Oracle Corporation. Before that, he was a partner at Deloitte Consulting, where he built and managed the Global Siebel CRM Practice. Additional experience includes being a senior vice president of Marketing for BACG/Armature, a U.K.-based Warburg Pincus software company. Mr. Brennan holds an MBA in marketing and management policy from the Kellogg Graduate School of Management, Northwestern University and a BA in economics and political science from the University of Michigan.

Craig Collins joined Brio as its Executive Vice President of Corporate Development and Chief Financial Officer in January 2002. Prior to joining Brio, Mr. Collins was executive vice president and chief financial officer of CoSine Communications, where he led the company in a successful Initial Public Offering and built the financial infrastructure for an emerging public company. Prior to his tenure at CoSine Communications, Mr. Collins served as vice president and chief financial officer of Optical Coating Laboratory, Inc. (OCLI), which was acquired by JDS Uniphase in February 2000. At JDS Uniphase, Mr. Collins was vice president of corporate finance and strategic planning subsequent to the merger with OCLI. Additionally, Mr. Collins spent 11 years at Nestle Beverage Co. where he served as senior vice president of finance, chief financial officer and chief information officer. Mr. Collins holds a BBA from the University of Oregon and earned an MS specializing in quantitative methods and public and business administration from the University of Oregon’s Graduate School.

Brian Gentile joined Brio as its Chief Marketing Officer in June 2001. Prior to joining Brio, Mr. Gentile was vice president of global marketing for Ariba Technologies, Inc. where he defined and led Ariba’s overall corporate marketing strategy. Before Ariba, Mr. Gentile held two vice president assignments at Sun Microsystems, most recently as vice president of Sun Developer Relations. He also spent nine years at Apple Computer, Inc. in a variety of senior sales and marketing roles. Mr. Gentile has earned a master’s degree in business administration from Arizona State University and a Bachelor of Science degree in Business Administration from the University of Arizona.

James W. Guthrie joined Brio as Executive Vice President, Product Development and Customer Support in June 2001. Prior to joining Brio, Mr. Guthrie was vice president of Service and Contracts Applications Development within the CRM Division at Oracle, Inc. Before Oracle, Mr. Guthrie was director of development at SAP Labs, Inc. and senior program manager at Raytheon Inc., where he was responsible for numerous software and hardware development projects. Mr. Guthrie holds a MBA from Texas Tech University and a BS in electrical engineering from the University of North Dakota.

Mike Levine joined Brio as Executive Vice President and General Manager of Worldwide Sales and Professional Services in June 2002. Prior to joining Brio, Mr. Levine was president of META Group, Inc. Before META Group, Mr. Levine was vice president of field operations for SAP America. Over a span of 11 years, he also held a variety of senior management positions at ADP including president of ADP Credit Corp and vice president of Sales within ADP’s Dealer Services Division. Mr. Levine holds a BS degree from the University of Miami.

Available Information

Our Internet Web site is located at http://www.brio.com. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2.     Properties.

Our principal executive offices are located in Santa Clara, California where we lease approximately 141,000 square feet under a lease that expires in May 2010. We also lease space (typically less than 5,000 square feet per location) in various geographic locations primarily for sales and support personnel. We believe that our current facilities are adequate to meet our needs through the end of fiscal 2004.

Our principal executive offices are located at 4980 Great America Parkway, Santa Clara, California 95054. Our telephone number at that location is (408) 496-7400.

Item 3.     Legal Proceedings.

We are subject to various legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our business, operating results and financial condition.

On January 20, 1997, Business Objects filed a complaint against us in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of our products (including at least the BrioQuery Navigator, BrioQuery Explorer and BrioQuery Designer products) infringed at least claims 1, 2, and 4 of U.S. Patent Number 5,555,403. On April 4, 1997, we filed an answer and affirmative defenses to the complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that we are not infringing the patent and that the patent is invalid and unenforceable. In December 1997, venue for the case was changed to the Northern District of California in San Francisco. On July 30, 1999, we filed an action against Business Objects in the U.S. District Court for the Northern District of California in San Jose, alleging that certain of Business Objects’ products infringe U.S. Patent Number 5,915,257. On September 9, 1999, we executed a Memorandum of Understanding with Business Objects settling Business Objects’ pending patent litigation against us involving a patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 quarters with the first payment due September 30, 1999. As part of this settlement, Business Objects dismissed its pending lawsuit against us involving patent number 5,555,403 and we dismissed our pending lawsuit against Business Objects involving patent number 5,915,257. As of March 31, 2003, all amounts due under this settlement were paid.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock has been traded on the Nasdaq National Market since its initial public offering on May 1, 1998. As of April 1, 2000, we changed its symbol from “BRYO” to “BRIO.” According to records of our transfer agent, we had 186 stockholders of record as of June 23, 2003. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our primary credit facility prohibit the paying of dividends without the lender’s consent.

The following table sets forth the high and low sale prices of our Common Stock as reported by the Nasdaq National Market for each fiscal quarter in the two-year period ended March 31, 2003:

	High	Low
Fiscal 2003
First Quarter	$3.03	$0.95
Second Quarter	$1.92	$0.72
Third Quarter	$1.91	$1.05
Fourth Quarter	$1.91	$1.09
Fiscal 2002
First Quarter	$8.00	$2.94
Second Quarter	$6.90	$2.00
Third Quarter	$3.69	$1.00
Fourth Quarter	$4.62	$2.44

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

The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto and the other information contained in this Annual Report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of March 31, 2003 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements appearing elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended March 31, 2000 and 1999, and the selected consolidated balance sheet data as of March 31, 2001, 2000 and 1999, are derived from the audited consolidated financial statements not included herein. The historical results of operations presented are not necessarily indicative of results to be expected for any subsequent period.

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$103,066	$111,368	$151,612	$132,036	$85,686
Loss from operations	(17,133)	(25,654)	(9,206)	(10,315)	(1,767)
Net income (loss)	(16,555)	(25,658)	(9,650)	(10,910)	163
Net loss applicable to common stock	(16,555)	(25,658)	(9,650)	(10,910)	(753)
Basic net loss per share	$(0.44)	$(0.85)	$(0.34)	$(0.43)	$(0.04)
Shares used in computing basic net loss per share	37,345	30,118	28,335	25,261	19,984

	As of March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,619	$27,282	$15,328	$33,404	$35,311
Total assets	68,397	76,036	89,555	85,864	68,260
Long-term obligations and redeemable common stock	12,080	4,460	1,266	5,620	5,437
Stockholders’ equity	1,492	20,399	26,367	28,126	26,288

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto and the other information included elsewhere in this Annual Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors That May Affect Future Operating Results” below.

Overview

Founded in 1989, Brio Software, Inc. helps Global 3000 companies improve business performance by creating new value from existing information systems and, ultimately, aligning everyone in the enterprise with key corporate goals. The category, business intelligence software, lets companies access, analyze and share information, offering users relevant, accurate and timely insight into the variables that impact their business. With this insight, companies can make superior business decisions.

Brio Software, Inc. (Brio) provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses of $16.6 million in fiscal 2003, $25.7 million in fiscal 2002 and $9.7 million in fiscal 2001. As of March 31, 2003, we had stockholders’ equity of approximately $1.5 million and an accumulated deficit of approximately $100.3 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

Impact of Economic Downturn

Due to the severe economic downturn experienced beginning April 1, 2001 and continuing through March 31, 2003, we experienced a reduction in total revenues for each of the quarters during fiscal 2003 when compared to fiscal 2002, with the exception of the fourth quarter ending March 31, 2003. Total revenues for each of the fiscal quarters noted below were as follows (in thousands):

	Fiscal 2003	Fiscal 2002
June 30	$26,135	$29,389
September 30	$24,823	$28,225
December 31	$25,451	$28,347
March 31	$26,657	$25,407

The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout fiscal 2002 and continuing through fiscal 2003. We experienced a decline in demand for our products as our customers reduced their capital spending. As a result, deal sizes have generally become smaller. We continue to expect a more moderate and conservative information technology (IT) capital spending environment throughout fiscal 2004.

During fiscal 2003, to further align our costs with revenues, we reduced our headcount by 26 employees in the first quarter and 26 employees in the fourth quarter and restructured our management in Europe and Asia Pacific. We also closed additional underutilized facilities and wrote-off the associated leasehold improvements and furniture and fixtures during the second and fourth quarters and continued to closely monitor overall operating expenses. We anticipate continuing our cost reduction efforts as required on a go-forward basis. In particular, we are continuing to evaluate the underutilization of various facilities throughout the world in an effort to consolidate and/or eliminate certain facilities to further reduce operating expenses. In addition, we are also evaluating computer software systems utilized throughout the world, which could lead to additional restructuring expenses in fiscal 2004.

In response to the revenue decline during fiscal 2002, we took several actions to reduce our operating expenses. Specifically, we reduced our headcount by 124 employees, from 661 employees at March 31, 2001 to 537 employees at March 31, 2002, closed underutilized facilities and wrote-off the associated leasehold improvements and reduced overall operating expenses. In addition, during fiscal 2002, liquidity became a concern as expense reduction lagged revenue declines during the year. As a result, we increased our efforts to expedite collections and shorten days sales outstanding (DSO). These events allowed us to improve liquidity by securing a new credit line in December 2001 and raising additional equity capital during the three months ended March 31, 2002 (see the Liquidity and Capital Resources section for additional information).

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets, income taxes and facility closure expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from two sources, perpetual license fees and services. Services include software maintenance and support, training and consulting and system implementation services. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different conditions were to prevail.

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related technical practice aids to all transactions involving the sale of software products.

We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence (VSOE) of the fair value of such undelivered elements. VSOE of the undelivered elements is determined based on the price charged when such elements are sold separately. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

We use a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our VARs, PLPs or OEMs, resellers, system integrators and distributors (collectively “resellers”) are typically evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis or periodic royalty reports. We use a signed statement of work to evidence an arrangement for consulting and system implementation services.

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

When licenses are sold together with consulting and system implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and system implementation services, (3) the services are not essential to the functionality of the software and (4) VSOE exists for the undelivered elements. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We account for the arrangements under the completed-contract method pursuant to SOP 81-1 as reliable estimates typically are not available for the costs and efforts necessary to complete the consulting and system implementation services.

The majority of our consulting and system implementation services qualify for separate accounting. We use VSOE of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and system implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the completed-contract method. For time-and-materials contracts, we recognize revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when the training is provided.

Estimating Valuation Allowances

Management specifically analyzes accounts receivable and records a provision for doubtful accounts based on a detailed assessment of our accounts receivable and our allowance for doubtful accounts. Management considers the following: (1) historical bad debts, (2) the age of the accounts receivable, (3) customer concentrations, (4) customer creditworthiness, (5) the customer mix in each of the aging categories, (6) current economic trends, (7) changes in customer payment terms, (8) changes in customer demand and (9) trends in our accounts receivable, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. Should any of these factors change, the estimates made by management will also change, which could impact our future provision for doubtful accounts.

Management also specifically reviews our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, management considers the following: (1) historical product returns, (2) general economic conditions in our markets and (3) trends in license revenues. Should any of these factors change, the estimates made by management will also change, which could impact our future allowance for sales returns.

Impairment or Disposal of Long-Lived Assets

We periodically review our long-lived assets, including property and equipment and certain identifiable intangibles, for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted on April 1, 2002. Events or changes in facts and circumstances that we consider as impairment indicators include, but are not limited to (1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which we use it, (3) adverse economic trends and (4) a significant decline in expected operating results.

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

We recorded an impairment loss of $3.1 million during fiscal 2003 due to the related write-off of leasehold improvements and furniture and fixtures. Based on the additional facilities consolidation and review for underutilization, we may record additional impairment losses on our long-lived assets during fiscal 2004.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

We record a valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material impact on our operating results and financial condition.

Purchased Intangibles and Goodwill

We review our goodwill for impairment when events indicate that its carrying amount may not be recoverable or, at least once a year in accordance with SFAS No. 142, “Goodwill and Other Intangibles”, which We adopted on April 1, 2002. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1—We compare the carrying amount of the reporting unit, which is the book value of the entire company, to the fair value of the reporting unit, which corresponds to our market capitalization. If the carrying amount of the reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further analysis is needed.

Step 2—We compare the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

We completed this test upon adoption of SFAS 142 and again during the fourth quarter of fiscal 2003 and were not required to record an impairment loss on goodwill.

Restructuring

We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce operating costs. We applied the provisions of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring”) to all of our restructuring activities initiated before January 1, 2003.

For all of our restructuring activities initiated before January 1, 2003, we accrue for the costs related to a restructuring plan when the following criteria are met:

•	Our board of directors or management having the appropriate level of authority approves the restructuring plan;

•	The plan specifically identifies all significant actions to be taken;

•	Actions required by the plan begin soon after the approval date of the plan and would be completed within one year of the approval date; and

•	Significant changes to the plan are not likely.

If a restructuring plan includes the involuntary termination of employees, the plan must be communicated to the employees who are at risk of being terminated and specifically identify:

•	The number of employees to be terminated;

•	The employees’ functions and locations; and

•	The formula to calculate the termination payment for all employees to be terminated.

Under a restructuring plan, we accrue only for costs that:

•	Are not associated with activities to be continued;

•	Are not generating revenue after the approval date of the plan; and

•	Are incremental to our other costs incurred and are direct results of the restructuring plan, or, are incurred under an existing contractual obligation.

For restructuring activities initiated on January 1, 2003 or after, we apply the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, outlined in our “Recent Accounting Pronouncements” section.

For all of our restructuring activities initiated on January 1, 2003 or after, we accrue for the costs related to a restructuring plan when the following criteria are met:

•	Our board of directors or management having the appropriate level of authority approves the restructuring plan;

•	The plan specifically identifies all significant actions to be taken;

•	Actions required by the plan begin soon after the approval date of the plan and would be completed within one year of the approval date; and

•	Significant changes to the plan are not likely.

If a restructuring plan includes the involuntary termination of employees, the plan must be communicated to the affected employees by the end of applicable quarterly period and the affected employees must be:

•	Informed of their severance and related benefits; and

•	Terminated within forty-five days following the end of the applicable quarterly period unless mandated by law. If any severance arrangement requires future services beyond forty-five 45 days, the liability is accrued as the employee renders his or her services.

Under a restructuring plan, costs are measured at their fair value when the liability is incurred. We accrue only for costs that:

•	Are not associated with activities to be continued; and

•	Are not generating revenue after the approval date of the plan.

Costs to consolidate or close facilities are only accrued when the costs are incurred, even if the costs are incremental to other operating costs or will be incurred as a direct result of an exit or disposal plan.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. These estimates include facility exit costs, such as lease terminations costs, and timing and market conditions of sublease income and related sublease expense costs, such as brokerage fees.

We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. These factors include, but are not limited to, our ability to enter into sublease or lease termination agreements and market data about lease rates, timing and term of potential subleases and costs associated with terminating certain leases on vacated facilities.

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

Results of Operations

The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands):

	Fiscal 2003				Fiscal 2002
	4TH	3RD	2ND	1ST	4TH	3RD	2ND	1ST
Total revenues	$26,657	$25,451	$24,823	$26,135	$25,407	$28,347	$28,225	$29,389
Total cost of revenues	5,605	5,506	5,219	4,766	6,197	5,957	7,257	8,261
Gross profit	21,052	19,945	19,604	21,369	19,210	22,390	20,968	21,128
Net income (loss)	(13,447)	(2,145)	(2,728)	1,765	(3,841)	(4,962)	(9,222)	(7,633)
Basic net income (loss) per share	$(0.36)	$(0.06)	$(0.07)	$0.05	$(0.12)	$(0.17)	$(0.32)	$(0.26)
Diluted net income (loss) per share	$(0.36)	$(0.06)	$(0.07)	$0.05	$(0.12)	$(0.17)	$(0.32)	$(0.26)

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Years Ended March 31,
	2003	2002	2001
Consolidated Statements of Operations Data:
Revenues:
License fees	42%	46%	58%
Services	58	54	42

Total revenues	100	100	100
Cost of revenues:
License fees	2	2	3
Services	19	23	19

Total cost of revenues	21	25	22

Gross profit	79	75	78
Operating expenses:
Research and development	22	23	17
Sales and marketing	48	58	57
General and administrative	9	12	10
Loss on disposal of property and equipment	1	—	—
Loss on abandonment of property and equipment	—	3	—
Severance and related benefit expenses	2	2	—
Facility closure expenses	14	—	—

Total operating expenses	96	98	84

Loss from operations	(17)	(23)	(6)
Interest and other income, net	1	—	—

Loss before provision for income taxes	(16)	(23)	(6)
Provision for income taxes	—	—	—

Net loss	(16)%	(23)%	(6)%

Fiscal Years Ended March 31, 2003, 2002 and 2001

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and consulting and system implementation services. Total revenues decreased $8.3 million or 7% in fiscal 2003 compared to fiscal 2002 and $40.2 million or 27% in fiscal 2002 compared to fiscal 2001. The decreases were primarily due to the continued weakness in the economic environment, which resulted in continued lengthening of the enterprise sales cycle and deferred information technology spending. As a result, there was a reduction in the number and size of deals closed when compared to historical results. Due to the continued economic uncertainties, we expect revenues to remain relatively flat for the foreseeable future.

Revenues by geographic location were as follows (in thousands):

	Years Ended March 31,
	2003	2002	2001
Revenues by Geography:
Domestic	$75,865	$84,961	$121,557
International	27,201	26,407	30,055

Total revenues	$103,066	$111,368	$151,612

Revenues from international sources increased $794,000 or 3% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to increased demand in the Asia Pacific region as we continue to expand direct and indirect sales efforts in this region. Revenues from international sources decreased $3.6 million or 12% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to the lengthening of the sales cycle in the European region due to the slowing global economy. See Note 3 of notes to consolidated financial statements for additional information about revenues in geographic areas.

License Fees.    Revenue from license fees decreased $8.1 million or 16% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the continued weakness in the economic environment, which resulted in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed when compared to historical results. Revenue from license fees decreased $36.9 million or 42% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to the slowing global economy, combined with the September 11, 2001 tragedy, which resulted in continued lengthening of the enterprise sales cycle and deferred IT spending. As a result, there was a reduction in the number and size of deals closed. We expect license revenues to remain relatively flat in the foreseeable future.

Services.    Services revenues decreased $246,000 or less than 1% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to lower consulting revenue of $2.0 million and a $225,000 decrease in reimbursable expenses, offset by an increase in training revenues of $139,000 and maintenance and support revenues of $1.9 million related to our installed customer base. Services revenues decreased $3.3 million or 5% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to lower consulting and training revenues of $9.2 million and a $1.0 million decrease of reimbursable expenses, offset by an increase in maintenance and support revenues of $6.9 million related to our installed customer base. We expect services revenues to remain relatively flat in the foreseeable future.

Cost of Revenues

License Fees.    Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $478,000 or 22% in fiscal 2003 compared to fiscal 2002 and $1.5 million or 40% in fiscal 2002 compared to fiscal 2001. The decreases were due to the decrease in license revenues and the mix of customers purchasing master disks relative to customers purchasing “shrink-wrapped” product. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks relative to customers purchasing “shrink-wrapped” product. We expect that cost of revenues from license fees and the associated profit margins will remain flat, as a percentage of total revenues, compared with the results from fiscal year 2003.

Services.    Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and consulting services. Cost of revenues from services decreased $6.1 million or 24% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the workforce reduction in the service organizations providing a savings of $3.8 million, a decrease in travel and entertainment expenses of $759,000, lower allocations of facilities, IT and human resource costs of $2.1 million, an overall decrease in discretionary spending of $521,000 and a decrease in reimbursable expenses of $225,000, offset by an increase in the use of outside consultants of $913,000 and a stock compensation benefit of $386,000. Cost of revenues from services decreased $3.7 million or 13% in fiscal 2002 compared to fiscal 2001. The decrease was due to the workforce reduction in the services organizations providing a savings of $500,000, as well as a decrease in the use of outside consultants of $3.8 million, an overall decrease in discretionary spending of $890,000 and a decrease in reimbursable expenses of $1.0 million, offset by an increase of $2.1 million in allocations of facilities, IT and human resource costs and a stock compensation charge of $401,000. Cost of revenues from services may vary between periods due to the mix of maintenance and support revenues compared to training and consulting and system implementation services revenue as it tends to be more labor intensive to provide training and consulting and system implementation services. In addition, the cost of revenues from services may vary due to the volume and mix of services provided by our personnel relative to services provided by outside consultants and to varying levels of expenditures required to support the services organization. We expect that cost of services and the associated profit margins will remain flat, as a percentage of total revenues, with the results from fiscal 2003.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses decreased $3.3 million or 13% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the workforce reduction in the research and development organization providing a savings of $2.3 million, a decrease in the use of outside services of $795,000, lower allocations of facilities, IT and human resource costs of $466,000 and an overall decrease in discretionary spending of $274,000, offset by a stock compensation benefit of $543,000. Research and development expenses decreased $767,000 or 3% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to the workforce reduction in the research and development organization providing a savings of $1.0 million and an overall decrease in costs compared to the ramp up of the organization in the prior year, offset by a stock compensation charge of $563,000. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future, as we believe that investment for research and development is essential to product and technical leadership. Specifically, we expect research and development expenses to decrease slightly as a percentage of total revenues due to an increased utilization of outsourced offshore service providers to perform quality assurance and localization of new products.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other personnel-related costs, commissions, bonuses and sales incentives, travel and marketing activities such as trade shows, seminars, promotion and program costs. Sales and marketing expenses decreased $14.4 million or 22% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the workforce reduction in the sales and marketing organizations providing a savings of $7.6 million, lower allocations of facilities, IT and human resource costs of $1.3 million, a decrease in travel and entertainment expenses of $787,000, a decrease in the use of outside sales and marketing services of $614,000 and an overall decrease in discretionary spending of $2.4 million, offset by a stock compensation benefit of $758,000. The remaining decrease of approximately $2.5 million was attributable to decreased domestic and international marketing expenses, including marketing activities, personnel and related costs. Sales and marketing expenses decreased $22.1 million or 26% in fiscal

2002 compared to fiscal 2001. Substantially all of the decrease was due to lower commission expenses of $12.0 million in the sales organization relating to the decrease in total revenues and the workforce reduction in the sales and marketing organizations providing a savings of $8.8 million, as well as a decrease in the use of outside marketing services of $1.3 million and lower allocations of facilities, IT and human resource costs, offset by a stock compensation charge of $936,000. We anticipate that sales and marketing expenses will remain consistent as a percentage of total revenues with the results from fiscal 2003.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as legal, accounting and unallocated overhead expenses. General and administrative expenses decreased $4.3 million or 31% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the workforce reduction in the general and administrative organizations providing a savings of $2.9 million, lower allocations of facilities, IT and human resource costs of $1.9 million and a decrease in the use of outside services of $2.3 million, offset by an overall increase in discretionary spending of $1.3 million and a stock compensation benefit of $1.5 million. General and administrative expenses decreased $1.6 million or 10% in fiscal 2002 compared to fiscal 2001. The decrease was due to the overall decrease in discretionary spending and the workforce reduction in the general and administrative organization providing a savings of $3.5 million, offset by additional bad debt expense recorded for uncollectible accounts of $430,000 and a stock compensation charge of $1.5 million. We expect that our general and administrative expenses will remain consistent, as a percentage of total revenues, with the results from fiscal 2003.

Restructuring Charges.    Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Severance and related benefit expenses and facility closure expenses for fiscal 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the Company and facilities consolidation expenses as follows (in thousands):

	Years Ended March 31,
	2003	2002
Severance and related benefit expenses	$1,964	$1,736
Facility closure expenses	14,526	361

Total restructuring charges	$16,490	$2,097

The severance and related benefit and facility closure accrued liabilities as of March 31, 2003 and 2002 are as follows (in thousands):

	Severance and Related Benefits	Facility Closure	Asset Abandonment	Total
Total charge in fiscal 2002	$1,736	$361	$—	$2,097
Amount utilized in fiscal 2002	(1,712)	(277)	—	(1,989)

Accrual balance at March 31, 2002	$24	$84	$—	$108

Total charge in fiscal 2003	1,964	11,012	3,514	16,490
Deferred rent write-off in fiscal 2003	—	519	—	519
Amount utilized in fiscal 2003	(1,357)	(420)	(3,514)	(5,291)

Accrual balance at March 31, 2003	$607	$11,111	$—	$11,718

During fiscal 2003, we recorded approximately $2.0 million in severance and related benefit expenses. We reduced our headcount by 52 employees, of which 7 related to cost of services, 13 related to research and development, 26 related to sales and marketing and 6 related to the general and administrative area. We expect to save an estimated $6.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of the applicable quarterly period. The majority of employees were terminated as of March 31, 2003, but in no event later than forty-five days following year-end, unless mandated by law. During fiscal 2003, we recorded approximately $14.5 million in facility closure expenses and the related write-off of abandoned furniture and fixtures and leasehold improvements. As of March 31, 2003, approximately $607,000 of the total restructuring liability is classified in other accrued liabilities related to the remaining severance and related benefit expenses. As of March 31, 2003, approximately $2.1 million is classified in other accrued liabilities and approximately $9.0 million is classified in long-term liabilities related to the facility closure expenses. We expect to make payments related to these facility closures over the next seven years.

The fiscal 2003 facility closure charge of $14.5 million includes $12.3 million of expenses related to the abandonment of two floors, or approximately 113,000 square feet, at our corporate headquarters in Santa Clara, California. These facility closure expenses were calculated in accordance with SFAS No. 146. Specifically, to determine the restructuring loss, certain assumptions were made related to the (1) time period over which the two floors will remain vacant, (2) sublease terms and sublease rates and the associated probabilities of occurrence and (3) estimated insurance and property taxes expected to be incurred over the remaining term of the lease. The loss accrual represents management’s best estimate, based on an independent appraisal from a real estate broker, taking into consideration time to sublease and actual sublease rates and the associated probabilities of occurrence. Of the $12.3 million, approximately $9.7 million related to the present value of the future cash flows for the two floors, offset by $519,000 related to the write-off of deferred rent associated with the two floors, and approximately $3.1 million related to the write-off of abandoned furniture and fixtures and leasehold improvements associated with the two floors. The abandonment of the two floors is expected to lower facilities expenses that would have been incurred had Brio continued to occupy the two floors over the next seven years as follows (in thousands):

Years Ending March 31,
2004	$1,909
2005	1,909
2006	1,248
2007	1,127
2008	1,016
2009	987
2010	1,121
2011	265

$9,582

We will reassess this liability each quarter based on current market conditions. Revisions to the estimates of these liabilities could materially impact our operating results and financial condition in future periods if anticipated events and key assumptions, such as the timing, amounts and probabilities of occurrence of sublease rental income change from previous estimates.

The remaining $2.2 million of the facility closure expenses during fiscal 2003 related to the abandonment of three facilities in the United States and the related write-off of abandoned furniture and fixtures and leasehold improvements associated with the three facilities. These facility closure expenses were calculated in accordance with EITF 94-3. The facility closure expenses include payments required under the lease contracts, less applicable sublease income after the property was abandoned. To determine the restructuring loss, certain assumptions were made related to the (1) time period over which the buildings will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The loss accrual represents management’s best estimate, based on an independent appraisal from a real estate broker, taking into consideration time to sublease, actual sublease rates and other variables. Of the $2.2 million, approximately $1.8 million related to the loss for future rental payments based on the assumptions noted above and approximately $447,000 related to the write-off of abandoned furniture and fixtures and leasehold improvements associated with the three facilities. Brio has estimated that the high end of the accrual loss could be an additional $88,000 if no suitable tenant is found to sublease the remaining facility to be sublet.

During fiscal 2002, we recorded approximately $1.7 million in severance and related benefit expenses. We reduced our headcount by 124 employees, of which 38 related to cost of services, 27 related to research and development, 46 related to sales and marketing and 13 employees related to the general and administrative area. We expected to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of applicable quarterly period and all employees were terminated as of March 31, 2002. During fiscal 2002, we recorded approximately $361,000 in facility closure expenses.

Loss on Disposal and Abandonment of Property and Equipment.    During fiscal 2003, we performed a physical count of our technology equipment and related components. As a result of the physical count, we recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of approximately $1.0 million.

During fiscal 2002, we recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

Stock Compensation Charges (Benefit).    In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, of which holders of approximately 6.9 million shares elected the option. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”, this option exchange program is deemed an option repricing and, therefore, variable plan accounting is being applied. For each interim period, we will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, we will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. During fiscal 2003, we recognized a stock compensation benefit of $3.2 million relating to the option exchange program. During fiscal 2002, we recognized a stock compensation charge of approximately $3.4 million relating to the option exchange program.

In March 2003, we modified a stock option grant in connection with an employee termination that resulted in additional non-cash stock compensation expense of $68,000. In December 2001 and January 2002, we modified certain stock option grants in connection with employee terminations that resulted in additional non-cash stock compensation expense of $76,000.

Stock Bonus Program.    To conserve our cash until we could raise additional equity financing and to help us achieve cash flow positive results of operations for the fiscal 2002, we temporarily reduced the salaries of all North American and some international employees during November and December 2001. To balance the impact on employees of the salary reduction, and to motivate Brio employees to remain with Brio, we implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if we achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. If amounts payable under the Program are paid in common stock, the number of shares to be issued is determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. We achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during fiscal 2002. The bonus was paid in three installments in January, April, and July 2002 by the issuance of 95,420, 68,424 and 128,133 shares of common stock, respectively. The total amount of bonuses issued as stock, net of income taxes, was $618,000.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

Fiscal 2003 Stock Option Exchange Program.    In November 2002, we announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the option exchange program. Those 163 employees tendered a total of 960,906 options to purchase our common stock in return for our promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The exchange program was not made available to executives, directors or consultants. On June 18, 2003, a total of 863,017 options were granted to 151 employees at an exercise price of $2.45.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $1.1 million in fiscal 2003 compared to fiscal 2002. The increase was primarily due to a higher gain on foreign currency translations resulting from intercompany receivables from foreign subsidiaries due to favorable changes in foreign exchange rates. Interest and other income (expense), net, increased $491,000 in fiscal 2002 compared to fiscal 2001, primarily due to favorable changes in foreign exchange rates and lower interest charges relating to the Business Objects settlement. See Note 2 of notes to consolidated financial statements for a description of foreign currency transactions and our policy related to accounting for our short-term investments.

Provision for Income Taxes

The provision for income taxes of $622,000 in fiscal 2003 consisted of a $447,000 valuation allowance recorded against Brio’s remaining deferred tax assets that were deemed to be unrealizable during the fiscal year ended March 31, 2003, $123,000 of income taxes generated from domestic operations and $52,000 of income taxes generated from international operations. The provision for income taxes of $151,000 in fiscal 2002 consisted primarily of current income taxes generated from international operations. The provision for income taxes of $100,000 in fiscal 2001 consisted primarily of current income taxes generated from international operations.

As of March 31, 2003, we had approximately $50.9 million of Federal net operating loss carryforwards and approximately $45.7 million of State net operating loss carryforwards available to reduce future taxes, which will begin to expire in 2013 through 2023 for Federal tax purposes and 2003 through 2008 for State tax purposes if not utilized. California has suspended the use of any net operating loss deductions for the two-year period beginning with taxable years starting on or after January 1, 2002. We also have approximately $24.8 million of Foreign net operating losses available to carryforward indefinitely. In addition, we have Federal R&D tax credit carryforwards of approximately $4.1 million and State R&D tax credit carryforwards of approximately $1.8 million available to offset future taxable income. These R&D credit tax carryforwards will begin to expire in 2011 through 2023 for Federal tax purposes and carryforward indefinitely for State tax purposes. We also have a Federal alternative minimum tax credit carryforward of approximately $230,000. Alternative minimum tax credits do not expire under Federal statute. We believe that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits and have therefore provided a full valuation allowance for our deferred tax asset at March 31, 2003. These factors include a history of operating losses, the competitive nature of our market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to us based on actual and forecasted operating results. Furthermore, the Internal Revenue Code contains provisions that may limit the net operating loss and research and development credit tax carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS No. 143 effective April 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, ”Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Brio adopted SFAS No. 146 as of January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We had no existing guarantees as of March 31, 2003, and we do not expect that the adoption of FIN 45 will have a material impact on our financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. We adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $28.6 million.

Line of Credit

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Wells Fargo Foothill (formerly Foothill Capital Corporation, “Foothill”). The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent, but in no event less than 7.0% (7.0% at March 31, 2003). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.25% at March 31, 2003), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance related, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

The line of credit with Foothill initially required us to maintain (a) minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ended June 30, 2002; $2,000,000 for the quarter ended September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, we amended the initial line of credit with Foothill to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002 and stock compensation charges resulting from our stock option repricing.

On May 15, 2002, we amended the covenants, on a prospective basis, requiring us to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ended December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended December 31, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the write-down of our computers and related technology in an aggregate amount not to exceed $3,000,000.

We were not in compliance with the minimum EBITDA covenant for the quarter ended March 31, 2003, however, we obtained a waiver from the bank for this quarter’s requirement.

Additionally, on June 23, 2003, we amended the covenants, on a prospective basis, requiring us to maintain a minimum EBITDA of breakeven for the quarter ended June 30, 2003; $500,000 for the quarter ended September 30, 2003; $1,000,000 for the quarter ended December 31, 2003; and $1.5 million for each quarter thereafter. In addition, we must maintain a minimum excess availability under the credit line plus cash equivalents of at least $6,000,000 at any time of which not less than $2,000,000 shall be comprised of cash equivalents. The amendment also allows us to permit our foreign subsidiaries to invest in foreign cash equivalents such as certificates of deposits. We expect to be in compliance with its covenants during fiscal 2004.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through fiscal 2004. Moreover, our current cash position would permit us to pay all amounts outstanding under the Foothill loan. As of March 31, 2003, $2.9 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $1.2 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of March 31, 2003, based on domestic eligible accounts receivable, there were $2.8 million of additional borrowings available under the line of credit. As of March 31, 2003, no amounts other than the term loan are outstanding under the line of credit.

During fiscal 2002, we negotiated a reduction for certain implementation services with a vendor for $1,417,000. This was reflected as a reduction in property and equipment and accounts payable. In addition, we negotiated an extension for payment to a vendor, evidenced in the form of a note payable for $450,000 that bore interest at five percent per annum and was paid as of March 31, 2002.

Change in cash position

Net cash provided by operating activities was $4.2 million in fiscal 2003 and net cash used in operating activities was $3.2 million in fiscal 2002 and $197,000 in fiscal 2001. The increase in net cash provided by operating activities in fiscal 2003 was primarily due to a $9.1 million decrease in net loss, favorable changes in the balances of operating assets and liabilities of $12.0 million, a non-cash loss on the disposal and abandonment of property and equipment of $4.6 million, a non-cash write-off of a deferred tax asset of $447,000 and a non- cash compensation charge of $68,000, offset by a non-cash stock compensation benefit of $3.2 million. The increase in net cash used by operating activities in fiscal 2002 was primarily due to a $16.0 million increase in net loss, offset by $5.0 million of favorable changes in the balances of operating assets and liabilities, non-cash loss on abandonment of property and equipment of $3.6 million and $4.4 million of non-cash stock compensation charges. The increase in net cash used by operating activities in fiscal 2001 was primarily due to $3.0 million of unfavorable changes in the balances of operating assets and liabilities, offset by a $1.3 million decrease in net loss.

Net cash used in investing activities was $5.0 million in fiscal 2003, consisting primarily of $2.2 million for the purchase of property and equipment, net, and $2.8 million in purchases of short-term investments, net of sales. Net cash used in investing activities was $13.6 million in fiscal 2002, consisting primarily of $4.7 million for the purchase of property and equipment, net, and $8.8 million in purchases of short-term investments, net of sales. Net cash used in investing activities was $16.1 million in fiscal 2001, consisting primarily of $26.4 million for the purchase of property and equipment, net, offset by approximately $9.4 million in sales of short-term investments, net of purchases, and $890,000 of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $191,000 in fiscal 2003, consisting primarily of $1.8 million of proceeds from issuance of common stock to employees under various incentive stock plans and $12,000 of proceeds from the repayment of notes receivable from stockholders, offset by $1.7 million of repayments under our note payable. Net cash provided by financing activities was $20.3 million in fiscal 2002, consisting primarily of $4.6 million of proceeds from long-term debt, net of repayments, $3.0 million of proceeds from the issuance of common stock to employees under various incentive stock plans and $12.7 million of proceeds from our private placement, net of offering expenses. Net cash provided by financing activities was $7.2 million in fiscal 2001, consisting of $6.8 million of proceeds from the issuance of common stock to employees under various incentive stock plans and approximately $433,000 of proceeds from the repayment of notes receivable from stockholders.

We implemented several cash conservation measures to help improve our overall cash position during fiscal 2003 and 2002. Specifically, during fiscal 2003 and 2002, we cut expenses through reductions in headcount across the organization, implemented a temporary salary reduction in November and December 2001 for all North American and certain international employees, reduced and/or eliminated cash bonus and cash incentive programs, reduced or eliminated employee fringe benefit programs and delayed or eliminated capital expenditure plans. We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.

Future obligations under non-cancelable contracts

The following table summarizes our obligations to make future cash payments under non-cancelable contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Note payable	$2,917	$1,667	$1,250	$—	$—
Operating leases	46,450	7,979	13,438	11,721	13,312
Capital lease	146	146	—	—	—

Total contractual cash obligations	$49,513	$9,792	$14,688	$11,721	$13,312

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through March 2004 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to March 2004. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We desire to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities and Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into our annual report on Form 10-K, by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

Risks Factors Relating to Our Business

Our quarterly operating results have fluctuated in the past. We do not always meet financial analysts’ expectations or management guidance, which has caused and may cause our share price to decrease significantly.

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet management guidance or the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ended June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and for the quarter ended September 30, 2002, we did not meet analysts’ expectations for our revenues. Following the announcement of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including but not limited to:

•	Long Sales Cycle. Our sales cycle is typically nine to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products as well as requiring complex software license agreements. Additionally, continuing budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which the revenue for expected orders will be recorded. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

•	Seasonality. Seasonal changes in our customers’ spending patterns can cause fluctuations in our operating results. For example, in the past, our customers’ slower seasonal spending patterns have hurt our results of operations particularly in the quarters ending June 30 or September 30.

•	Weak Global Economic Conditions. General economic conditions affect the demand for our products. Beginning in the June quarter of fiscal 2002, the slowing global economy caused many of our prospective customers to reduce budget allocations for technology spending. The terrorist attacks of September 11, 2001, continuing international violence and war, have increased uncertainty as to the worldwide economic environment, which we believe has caused deferral of information technology purchases including our products. In particular, the size of deals has declined during the past four quarters and we expect them to remain smaller in size than in historical periods.

•	Introduction of Product Enhancements and New Products. The announcement or introduction of product enhancements or new products by us or by our competitors, or any change in industry standards may cause customers to defer or cancel purchases of existing products. We anticipate continuing releases of new products and product enhancements throughout fiscal 2004.

•	Mix of License and Service Revenues. Our revenues are derived from two sources, license fees and services. Both of these sources are essential to our business, but our profit margin is higher on license fees than it is on services. As the mix of license and service revenues varies between quarters, our profits fluctuate, which can cause fluctuations in our quarterly results. The mix of licensing fees and services is difficult to predict because it is influenced by many factors, some of which are beyond our ability to control, including the timing of new product introductions, success in promotion of new products, customers’ renewing maintenance and support contracts, customers’ needs for professional services and training and customers’ budgets for information technology spending.

We experience back-ended quarters.

Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of our quarterly software licensing agreements are concluded in the last month of each fiscal quarter, generally with a concentration of such revenues earned in the final week of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues may result in increased losses. Prior to the very end of any quarter, we must rely on our forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause us to improperly plan or budget and thereby adversely affect our business, operating results or financial condition. Any publicly stated revenue or operating results projections by us are especially subject to this risk.

There are many additional steps we must take in order to overcome our history of net losses, and there is no guarantee that we can accomplish these steps or that we will be profitable in the future.

We have a history of net losses. In particular, we incurred net losses of $16.6 million in fiscal 2003, $25.7 million in fiscal 2002 and $9.7 million in fiscal 2001. As of March 31, 2003, we had stockholders’ equity of approximately $1.5 million and an accumulated deficit of approximately $100.3 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

•	Successfully Implementing Cost Reduction Measures. We must continue to implement cost reduction measures to improve our overall cash position and align our expenses with revenues. However, this is challenging for us because if we implement too many cost reduction measures, we may lose the ability to attract, retain and motivate personnel, which could be detrimental to our business. During fiscal 2003, we cut expenses through a workforce reduction and closed certain facilities due to underutilization. During fiscal 2002, we cut expenses through a workforce reduction, a temporary salary reduction for all North American and some international employees, reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits and the delay or elimination of capital expenditure plans.

•	Successfully Managing the Capacity of Our Direct Sales Force and Services Organization. Maintaining more sales and service organization employees than is necessary to fulfill market opportunities leads to higher overhead costs without proportional revenue from greater product and service sales. If we fail to size the organization properly for market opportunities, it could have a negative impact on operating results.

•	Achieving Higher Rates of Revenue Growth. Maintaining and increasing our rate of revenue growth is a significant factor for achieving profitability. We may not achieve or sustain the rates of revenue growth we have experienced in the past. Our prospects for increased future revenues depend on our ability to successfully increase the scope of our operations, expand and maintain indirect sales channels worldwide, improve our competitive position in the marketplace, educate the market on the need for deployment of enterprise-wide analytical solutions, and attract, retain and motivate qualified personnel.

•	Increasing Indirect Sales Channels while Maintaining Management Focus on Execution of Overall Strategy. Selling our products through indirect sales channels, including VARs, PLPs, OEMs, resellers, system integrators and distributors (collectively “resellers”) expands our reach into the marketplace. We need to attract and retain additional indirect channel partners that will be able to market our products effectively and provide timely and cost-effective customer support and services. We may not succeed in increasing indirect channel partner relationships, and this could limit our ability to grow revenues and achieve profitability. Managing indirect sales channels, however, may require more management attention than managing our direct sales force. If the indirect sales channels grow, management attention may be diverted, impairing our ability to execute other parts of our strategy. To date we have generated a majority of sales through our direct sales force. Our indirect sales channels accounted for approximately 25% of total revenues in fiscal 2003 and 2002 and approximately 21% of total revenues in fiscal 2001.

Stock-based compensation charges will reduce our reported net income.

Our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options. Since the variable component of this charge is computed based on the current market price of our stock, such charges may vary significantly from period to period. For example, for every dollar in value that our stock price exceeds $2.00, the adjusted exercise price of these options, we will recognize an additional $6.3 million in stock compensation charges.

There are many strong competitors in our industry who may be more successful in attracting and retaining customers, which could result in fewer customer orders, price reductions, loss of market share and reduced gross margins.

We compete in the business intelligence software market. This market is highly competitive and we expect competition in the market to increase. Our competitors offer a variety of software solutions that our prospective customers could choose instead of our products. For example, Cognos and Business Objects offer business intelligence software that provides reporting and analysis capability that compete with ours. There are also numerous other vendors such as MicroStrategy, Actuate and Crystal Decisions that are selling competitive products. Additionally, companies such as Microsoft, SAP, Siebel and Oracle offer client products that operate specifically with their proprietary data sources and databases. These and other competitors pose business risks to us because:

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

Our products incorporate a number of advanced and complex technologies, including data analysis systems, a distributed architecture and Web access and delivery technology. Rapidly developing and delivering new and improved products is very challenging from an engineering perspective, and in the past, particularly with our efforts in the Unix server environment, we experienced delays in software development. In particular, we have recently experienced a delay in completing our Brio Performance Suite version 8 in the Unix (Sun Solaris, IBM AIX and HP-UX) server environment. Delays in completion and release of new and enhanced versions of our products could impair our ability to maintain market acceptance and remain competitive, which could have a material adverse effect on our business, operating results and financial condition.

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

We must successfully market new and enhanced versions of our products for customers to remain competitive with our competitors’ products and to maintain our current market position. In order to be competitive and well received in the marketplace, our new products and product enhancements must:

•	Provide a complete offering of product features including analytical capabilities, open architecture, extranet capability and scalability;

•	Provide top level performance, quality and ease-of-use;

•	Provide the necessary migration tools and aids to migrate our existing install base to the newest version of our product;

•	Be capable of addressing the requirements or needs of the indirect channel marketplace;

•	Include customer support packages;

•	Be completed and brought to market in a timely manner;

•	Minimize the inclusion of major defects and errors; and

•	Be competitively priced.

Our failure to compete favorably in these areas could limit our ability to attract and retain customers, which could have a material adverse effect on our business, operating results and financial condition.

The new and enhanced versions of our products may present migration issues, which could increase our costs, adversely affect our reputation, diminish demand for our products and adversely affect our business, operating results and financial condition.

With the release of Brio Performance Suite 8 (Brio 8) in December 2002 for the Windows server environment, Brio switched from client-server-based pricing to user/role-based pricing. This change has presented some administrative issues and may lead to customer disagreements regarding migration of some customers’ deployments. In addition, a substantial number of our customers pay ongoing maintenance at a percentage of list price and may be subject to increased maintenance renewal prices to the extent that the current list price of their deployment (based on version 8 user/role-based pricing) substantially exceeds the former list price for their deployment (based on prior version client-server pricing). Instances where customers disagree about migration, elect not to migrate to Brio 8, or face dramatically larger maintenance renewal prices could lead to a loss of future maintenance revenue as customers decline to renew maintenance, a loss of customer loyalty and diminishing future license and service revenue, as well as increased administrative and logistical burdens as our employees are required to spend time addressing Brio 8 migration issues.

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

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas in fiscal 2003 and 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including two Executive Vice Presidents of Worldwide Sales in the last twenty-four months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

We may not continue to attract and retain high quality employees in our management, engineering, consulting and marketing departments. Our success depends to a significant degree upon the continued contributions from these employees.

Our success depends to a significant degree upon the continued contribution from employees in our management, engineering and marketing departments. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent or historic workforce reductions may hurt the morale and loyalty of our employees. Additionally, the reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits may reduce incentives for our employees to remain with us.

Our patented intellectual property rights may not be sufficient to provide us competitive advantages in our industry.

We have two issued patents and thirteen pending patent applications in various jurisdictions including the United States and European Union. We may withdraw or abandon patent applications from time to time and we may not file for patent protection in certain jurisdictions. Moreover, the patent applications may not result in the issuance of a patent, and we may not obtain any more patents. Our issued patents and any additional patents issued to us may be invalidated, circumvented or challenged and the rights granted under these patents might not provide us competitive advantages.

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

A key component of our strategy is continued expansion into international markets. If the international revenues generated by these expanded operations are not adequate to offset the expense of establishing and maintaining these foreign operations, our business, operating results and financial condition could be materially harmed. In our efforts to expand our international presence we will face certain risks, which we may not be successful in addressing. These risks include:

•	Difficulties localizing our products for foreign countries;

•	Difficulties finding staff to manage foreign operations and collect cash;

•	Difficulties with respect to recognizing revenues from customers located outside the United States;

•	Liability or financial exposure under foreign laws and regulatory requirements;

•	Political and economic instability; and

•	Potentially adverse tax consequences.

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred gains on foreign currency translations resulting from intercompany receivables from foreign subsidiaries in fiscal 2003 and 2002 and losses in fiscal 2001.

Fluctuations in the exchange rates of foreign currency may harm our business.

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. Dollars for reporting purposes. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our financial results. Historically, our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not U.S. Dollar denominated. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure. Additionally, the U.S. Dollar has depreciated significantly against the Euro and other currencies in the last eighteen months. Continuing changes in macroeconomic conditions could affect our foreign exchange rate exposure.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $0.72 to a high sales price of $3.03 during the fifty-two weeks ended March 31, 2003. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

We need to maintain qualified, independent directors to comply with new corporate governance reform initiatives and failure to do so could result in the delisting of our common stock from Nasdaq.

On October 9, 2002, Nasdaq filed proposed rule changes to its listing standards with the SEC in connection with the recent, widely publicized corporate governance reform initiatives. In addition, on January 8, 2003, the SEC published Proposed Rules to set stricter independence and other standards for public company Audit Committees. The SEC directed the exchanges and Nasdaq to propose changes to its listing standards consistent with the SEC’s Proposed Rules. These rules have not been approved in final form and will be effective with the Annual Stockholders meeting occurring in 2004.

Our Board of Directors approved the appointment of John Mutch and Edward Saliba as directors on September 18, 2002, and December 17, 2002, respectively. Messrs. Mutch and Saliba were each also appointed to serve on our Audit Committee. With the addition of Mr. Mutch and Mr. Saliba, our Board and our Audit Committee are in compliance with the SEC Rules and with the changes proposed by Nasdaq. However, as any or all of the proposed Nasdaq rules could change following the public comment process, we cannot guarantee that we will be in compliance with the new Board standards under the final Nasdaq listing standards adopted. Failure to comply with these new rules and standards could result in being delisted from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

We incur or may incur significant accounting charges that, individually or in the aggregate, could reduce earnings and create net losses under generally accepted accounting principles.

We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Stock-based Compensation. In accounting for our stock option and stock purchase plans, because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we recognize no compensation cost for grants under these plans. The FASB has voted to require companies to record a charge to earnings for employee stock option grants, but the methodology for valuing stock options and the timing for issuance of final rules have not been finalized. Changes in practices regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring Charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Severance and related benefit expenses and facility closure expenses for fiscal 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses. In connection with this restructuring plan, we recorded a total restructuring charge of approximately $16.5 million and $2.1 million during fiscal 2003 and 2002, respectively. As of March 31, 2003, the total carrying amount of our restructure reserve was $11.7 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2003, we had $14.7 million of cash and cash equivalents and $13.9 million of short-term investments with a weighted average variable rate of 1.4%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of March 31, 2003, $2.9 million was outstanding under the term loan (See Note 6 in notes to consolidated financial statements), of which $1.7 million is classified as short-term and $1.2 million is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. Since April 1, 2002, the US Dollar has depreciated significantly versus the Euro, Japanese Yen and other currencies and may depreciate further based on global macroeconomic conditions and national fiscal/monetary policies. Such fluctuation may have favorable effects (e.g., as the price of US Dollar-priced software declines relative to foreign-currency-priced software) or unfavorable effects (e.g., as the relative cost of Euro-priced salaries and other costs increases). Brio may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At March 31, 2003 there were no outstanding foreign currency exchange contracts.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements are set forth on the pages indicated in Item 16.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 5, 2002 the Company’s Audit Committee recommended the dismissal of the Company’s former independent public accountants, Arthur Andersen LLP. The Company’s Board of Directors approved these recommendations effective June 7, 2002. During the prior two fiscal years and through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its reports. The reports of Arthur Andersen LLP on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. On July 8, 2002 the Company appointed the accounting firm of KPMG LLP as its independent public accountants. This appointment was recommended by the Audit Committee and approved by the Board of Directors of the Company. The Company had not consulted with KPMG LLP during the prior two fiscal years or through July 8, 2002 regarding either (i) the application of accounting principles to a specified transaction or transactions, either completed or proposed, or (ii) the type of audit opinion KPMG LLP might render on the Company’s financial statements.

PART III

Certain information required by Part III is omitted from this report because Brio will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on August 20, 2003, and the information included in the Proxy Statement is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table provides the information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 31, 2003, including the 1992 Stock Option Plan, the 1998 Stock Option Plan, the 1998 Directors’ Stock Option Plan, the 1998 Employee Stock Purchase Plan, the SQRIBE 1995 Stock Option Plan, the 2000 Stock Option Plan and the 2001 Stock Bonus Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options as of March 31, 2003		Weighted-average exercise price of outstanding options			Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2003 (excluding securities reflected in column (a))
	(a)		(b)			(c)
Equity compensation plans approved by security holders	3,375 4,978,504 105,000 —	(1) (2) (3) (4)	$ $ $ $	8.00 2.88 5.04 1.17	(1) (2) (3) (4)	— 6,134,495 190,000 —	(1) (2) (3) (4)

Equity compensation plans not approved by security holders	135,970 3,923,608 —	(5) (6) (7)	$ $ $	3.27 2.26 3.50	(5) (6) (7)	— 2,025,574 2,643,191	(5) (6) (7)

Total	9,146,457			$2.65		10,993,260

(1)	Available for issuance under the 1992 Stock Option Plan.
(2)	Available for issuance under the 1998 Stock Option Plan. The 1998 Stock Option Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of the our fiscal years through April 1, 2003, equal to the lesser of 1,000,000 shares or 4% of our outstanding common stock on the last day of the immediately preceding fiscal year.

(3)	Available for issuance under the 1998 Directors’ Stock Option Plan.
(4)	Available for issuance under the 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of our fiscal years through April 1, 2003, equal to the lesser of 600,000 shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year. On November 1, 2002, we suspended the plan due to insufficient shares available for issuance. The plan resumed on May 1, 2003 following the automatic annual increase in the number of shares available under the plan.
(5)	We assumed options under the SQRIBE 1995 Stock Option Plan in connection with the acquisition in August 1999 of SQRIBE Technologies Corp. These options converted into options to acquire shares of our common stock on the transaction’s closing (as adjusted to reflect the terms of the merger). As of March 31, 2003, assumed options to purchase 135,970 shares of common stock, having a weighted average exercise price equal to $3.27 per share, held by former SQRIBE personnel are outstanding (which shares are included in the number above). We will not issue additional awards under the SQRIBE 1995 Stock Option Plan. Statistics regarding shares which were available but unissued are not included in the above table.
(6)	Available for issuance under the 2000 Stock Option Plan. A brief description of the material features of this plan is contained in Note 6 of the consolidated financial statements.
(7)	Available for issuance under the 2001 Stock Bonus Plan. A brief description of the material features of this plan is contained in Note 6 of the consolidated financial statements.

The information required by this Item regarding the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the section entitled “Brio Common Stock Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement.

Item 14.    Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of a date (the “Evaluation Date”) within 90 days before the filing of this Annual Report on Form 10-K. The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.    Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the section entitled “Fees Billed to Company by KPMG LLP and Arthur Andersen LLP During Fiscal 2003 and 2002” in the Registrant’s Proxy Statement.

Item 16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

(1)	Independent Auditors’ Report

(2)	Report of Independent Public Accountants

(3)	Consolidated Balance Sheets at March 31, 2003 and March 31, 2002

(4)	Consolidated Statements of Operations for the three fiscal years ended March 31, 2003

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the three fiscal years ended March 31, 2003

(6)	Consolidated Statements of Cash Flows for the three fiscal years ended March 31, 2003

(7)	Notes to consolidated financial statements

      2. Financial Statement Schedule:

II.	Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

      3. Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 23, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (2)

2.2	Amendment No. 1 to Agreement and Plan of Merger dated March 24, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). (2)

2.3	Amendment No. 2 to Agreement and Plan of Merger dated July 2, 1999 among Brio, Socrates Acquisition Corporation and SQRIBE Technologies Corp. (included in Exhibit 2.1). (2)

3.1	Amended and Restated Certificate of Incorporation of Brio. (1)

3.2	Bylaws of Brio. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Rights Agreement dated as of June 27, 1997 between Brio and the individuals and entities listed in the signature pages hereto, as amended effective February 27, 1998. (1)

4.3	Amendment to Rights Agreement dated February 24, 1999. (2)

Exhibit Number	Description

10.1	Form of Indemnification Agreement between Brio and each of its Officers and Directors. (1)

10.2	Amended and Restated Loan and Security Agreement dated March 31, 2001 between Brio and Silicon Valley Bank. (3)

10.8	1992 Stock Option Plan. (1)

10.9	1998 Stock Option Plan. (1)

10.10	1998 Director’s Stock Option Plan. (1)

10.11	1998 Amended and Restated Employee Stock Purchase Plan. (1)

10.12	Form of Affiliate Agreement. (2)

10.17	Lease Agreement dated December 20, 1999 between Brio and Sobrato Development Group. (3)

10.18	Employment Agreement dated January 2, 2001 between Brio and Craig Brennan. + (4)

10.23	Employment Agreement dated April 16, 2001 between Brio and Todd Davis. + (5)

10.24	Employment Agreement dated June 18, 2001 between Brio and James Guthrie. + (5)

10.26	Employment Agreement dated June 22, 2001 between Brio and Brian Gentile. + (5)

10.29	Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated December 14, 2001. (8)

10.30	Employment Agreement dated January 7, 2002 between Brio and Craig Collins. + (6)

10.31	Employment Agreement dated May 30, 2002 between Brio and Mike Levine. + (7)

10.32	Amendment No. 1 to Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated February 27, 2002.

10.33	Amendment No. 2 to Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated May 15, 2002.

10.34	Amendment No. 3 to Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated August 13, 2002.

10.35	Amendment No. 4 to Loan and Security Agreement by and between Brio Software, Inc. and Foothill Capital Corporation dated June 23, 2003.

23.1	Consent of Independent Auditors.

23.2	Information Regarding Consent of Arthur Andersen LLP.

(1)	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-1 (No. 333-47263) and amendments thereto which became effective April 30, 1998.
(2)	Incorporated by reference to identically numbered exhibits filed with Brio’s Registration Statement on Form S-4 (No. 333-82341) and amendments thereto, which became effective August 3, 1999.
(3)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K as amended, filed on July 28, 2000.
(4)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K filed on June 29, 2001.
(5)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-Q filed August 14, 2001.
(6)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-K as amended, filed on May 21, 2002.
(7)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-Q filed August 14, 2002.

(8)	Incorporated by reference to identically numbered exhibits filed with Brio’s Form 10-Q filed on February 14, 2002.
+	Designates management contract or compensatory plan.

(b) Reports on Form 8-K.

On February 14, 2003, a current report on Form 8-K was furnished to the SEC to report that:

Brio’s Chief Executive Officer, Craig D. Brennan, and its Chief Financial Officer, Craig Collins, each delivered sworn statements to the Securities and Exchange Commission in accordance with Commission Order No. 4-460 (June 27, 2002) and the published Statement of the Commission Staff (July 29, 2002), and the Chief Executive Officer, Craig D. Brennan, and the Chief Financial Officer, Craig Collins, made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying Brio’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(c) Exhibits and Financial Information Schedule:

Brio hereby files as part of this Form 10-K the Exhibits listed in Item 16. (a) 3 above.

(d) Financial Statement Schedule:

See Item 16. (a) 2 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Brio Software, Inc.:

We have audited the accompanying consolidated balance sheet of Brio Software, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. In connection with our audit of the 2003 consolidated financial statements, we also have audited the financial statement schedule for the year ended March 31, 2003 listed in Item 16(a)2. These consolidated financial statements and related 2003 financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated balance sheet of Brio Software, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the two-year period ended March 31, 2002, and the related financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule in their report dated April 19, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brio Software, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Jose, California

April 17, 2003 (except for the matter

    discussed in Note 10, as to which

    the date is June 23, 2003)

Reprinted below is a copy of an audit report previously issued by Arthur Andersen LLP (“Andersen”). This unedited report has not been reissued by Andersen nor has Andersen consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. See Exhibit 23.2 for discussion on Andersen’s Notice of Consent.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

April 19, 2002

BRIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of March 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$14,743	$16,226
Short-term investments	13,876	11,056
Accounts receivable, net of allowance for doubtful accounts of $1,817 and $2,006, respectively	18,466	17,238
Inventories	268	184
Deferred income taxes	—	447
Prepaid expenses and other current assets	3,700	4,475

Total current assets	51,053	49,626
Property and Equipment, net	15,642	24,625
Other Noncurrent Assets	1,702	1,785

	$68,397	$76,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$1,667
Accounts payable	6,451	5,089
Accrued liabilities—
Payroll and related benefits	5,801	7,015
Other	7,109	8,059
Capital leases, current	127	—
Deferred revenue, current	33,670	29,347

Total current liabilities	54,825	51,177
Long-term Liabilities:
Deferred revenue	1,029	599
Note payable	1,250	2,917
Facility closure accrual	9,023	—
Deferred rent	778	944

Total liabilities	66,905	55,637

Commitments and Contingencies (Notes 4 and 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value:
Authorized—2,000,000 shares, none issued and outstanding
Common stock, $0.001 par value:
Authorized—60,000,000 shares
Issued and outstanding—37,838,925 and 35,978,920 shares, respectively, at March 31, 2003 and 2002	38	36
Additional paid-in capital	102,438	103,779
Notes receivable from stockholders	—	(12)
Accumulated comprehensive income (loss)	(701)	324
Accumulated deficit	(100,283)	(83,728)

Total stockholders’ equity	1,492	20,399

	$68,397	$76,036

See accompanying notes to consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2003	2002	2001
Revenues:
License fees	$43,236	$51,292	$88,196
Services	59,830	60,076	63,416

Total revenues	103,066	111,368	151,612

Cost of revenues:
License fees (includes $0, $3 and $0, respectively, in stock compensation charges)	1,720	2,198	3,652
Services (includes $(386), $401 and $0, respectively, in stock compensation charges (benefit))	19,376	25,474	29,166

Total cost of revenues	21,096	27,672	32,818

Gross profit	81,970	83,696	118,794

Operating expenses:
Research and development (includes $(543), $563 and $0, respectively, in stock compensation charges (benefit))	22,189	25,524	26,291
Sales and marketing (includes $(758), $936 and $0, respectively, in stock compensation charges (benefit))	49,968	64,379	86,453
General and administrative (includes $(1,505), $1,512 and $0, respectively, in stock compensation charges (benefit))	9,421	13,680	15,256
Loss on disposal of property and equipment	1,035	—	—
Loss on abandonment of property and equipment	—	3,670	—
Severance and related benefit expenses	1,964	1,736	—
Facility closure expenses	14,526	361	—

Total operating expenses	99,103	109,350	128,000

Loss from operations	(17,133)	(25,654)	(9,206)
Interest and other income (expense), net	1,200	147	(344)

Loss before provision for income taxes	(15,933)	(25,507)	(9,550)
Provision for income taxes	622	151	100

Net loss	$(16,555)	$(25,658)	$(9,650)

Basic and diluted net loss per share	$(0.44)	$(0.85)	$(0.34)

Shares used in computing basic and diluted net loss per share	37,345	30,118	28,335

See accompanying notes to consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Compre- hensive Loss	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stock- holders	Deferred Compen- sation	Accumulated Comprehensive Income (Loss)	Accumu- lated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2000		—	$—	27,669,555	$28	$76,807	$(483)	$(118)	$312	$(48,420)	$28,126
Exercise of common stock options for cash		—	—	478,514	—	1,877	—	—	—	—	1,877
Exercise of common stock warrants for cash		—	—	25,602	—	180	—	—	—	—	180
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	580,771	1	4,728	—	—	—	—	4,729
Issuance of common stock for stock bonus		—	—	18,182	—	100	—	—	—	—	100
Repurchase of restricted shares		—	—	(13,725)	—	(14)	14	—	—	—	—
Repayment of notes receivable from stockholders		—	—	—	—	—	433	—	—	—	433
Amortization of deferred compensation		—	—	—	—	—	—	55	—	—	55
Compensation expense associated with the acceleration of options		—	—	—	—	73	—	—	—	—	73
Termination of shares granted under incentive stock plans		—	—	—	—	(31)	—	31	—	—	—
Net loss	$(9,650)	—	—	—	—	—	—	—	—	(9,650)	(9,650)
Cumulative translation adjustment	567	—	—	—	—	—	—	—	567	—	567
Unrealized loss on investments	(123)	—	—	—	—	—	—	—	(123)	—	(123)

	$(9,206)

BALANCE, MARCH 31, 2001		—	—	28,758,899	29	83,720	(36)	(32)	756	(58,070)	26,367
Exercise of common stock options for cash		—	—	178,548	—	385	—	—	—	—	385
Issuance of common stock, net of offering costs of $1.6 million		—	—	5,993,498	6	12,701	—	—	—	—	12,707
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	887,228	1	2,588	—	—	—	—	2,589
Issuance of common stock for stock bonus, net of income tax		—	—	160,747	—	561	—	—	—	—	561
Repayment of notes receivable from stockholders		—	—	—	—	—	24	—	—	—	24
Amortization of deferred compensation		—	—	—	—	—	—	25	—	—	25
Compensation expense associated with the acceleration of options		—	—	—	—	76	—	—	—	—	76
Compensation expense associated with repricing of options		—	—	—	—	3,415	—	—	—	—	3,415
Compensation expense associated with stock bonus, net of income tax		—	—	—	—	340	—	—	—	—	340
Termination of shares granted under incentive stock plans		—	—	—	—	(7)	—	7	—	—	—
Net loss	$(25,658)	—	—	—	—	—	—	—	—	(25,658)	(25,658)
Cumulative translation adjustment	(367)	—	—	—	—	—	—	—	(367)	—	(367)
Unrealized loss on investments	(65)	—	—	—	—	—	—	—	(65)	—	(65)

	$(26,090)

BALANCE, MARCH 31, 2002		—	—	35,978,920	36	$103,779	(12)	—	324	(83,728)	20,399
Exercise of common stock options for cash		—	—	31,651	—	43	—	—	—	—	43
Offering costs for issuance of common stock		—	—	—	—	(74)	—	—	—	—	(74)
Issuance of common stock pursuant to Employee Stock Purchase Plan		—	—	1,601,669	2	1,875	—	—	—	—	1,877
Issuance of common stock for stock bonus, net of income tax		—	—	226,685	—	—	—	—	—	—	—
Cancellation of common stock for stock bonus due to terminations, net of income tax		—	—	—	—	(61)	—	—	—	—	(61)
Repayment of notes receivable from stockholders		—	—	—	—	—	12	—	—	—	12
Compensation expense associated with the acceleration of options		—	—	—	—	68	—	—	—	—	68
Compensation benefit associated with repricing of options		—	—	—	—	(3,192)	—	—	—	—	(3,192)
Net loss	$(16,555)	—	—	—	—	—	—	—	—	(16,555)	(16,555)
Cumulative translation adjustment	(1,046)	—	—	—	—	—	—	—	(1,046)	—	(1,046)
Unrealized gain on investments	21	—	—	—	—	—	—	—	21	—	21

	$(17,580)

BALANCE, MARCH 31, 2003		—	$—	37,838,925	$38	$102,438	$—	$—	$(701)	$(100,283)	$1,492

See accompanying notes to consolidated financial statements.

BRIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(16,555)	$(25,658)	$(9,650)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,565	7,926	6,092
Amortization of intangible long-term assets	143	326	372
Loss on abandonment or disposal of property and equipment	4,552	3,670	60
Provision for returns and doubtful accounts	180	858	978
Stock compensation charges (benefit)	(3,124)	4,392	173
Deferred compensation amortization	—	25	55
Deferred income taxes	447	—	1,443
Changes in operating assets and liabilities:
Accounts receivable	(1,408)	17,340	(3,634)
Inventories	(84)	149	489
Prepaid expenses, other current assets and other noncurrent assets	715	(83)	(674)
Accounts payable and accrued liabilities	(887)	(11,396)	(705)
Deferred revenue	4,753	(1,210)	4,331
Other noncurrent liabilities	8,857	471	473

Net cash provided by (used in) operating activities	4,154	(3,190)	(197)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,237)	(4,713)	(26,432)
Proceeds from sales of property and equipment	—	—	890
Purchases of short-term investments	(24,175)	(11,014)	(1,785)
Sales and maturities of short-term investments	21,377	2,173	11,213
Issuance of note receivable to officer	—	—	(1,500)
Proceeds from repayment of note receivable to officer	—	—	1,500

Net cash used in investing activities	(5,035)	(13,554)	(16,114)

Cash Flows from Financing Activities:
Proceeds from borrowings under line of credit	—	6,000	—
Repayments under line of credit	—	(6,000)	—
Proceeds from note payable	—	5,000	—
Repayments under note payable	(1,667)	(416)	—
Proceeds from issuance of common stock, net	1,846	15,681	6,786
Proceeds from repayment of notes receivable from stockholders	12	24	433

Net cash provided by financing activities	191	20,289	7,219

Net (decrease) increase in cash and cash equivalents	(690)	3,545	(9,092)
Effect of translation adjustment	(793)	(367)	567
Cash and cash equivalents, beginning of year	16,226	13,048	21,573

Cash and cash equivalents, end of year	$14,743	$16,226	$13,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$430	$271	$447
Cash paid for income taxes	$77	$—	$—

Noncash operating activities:
Negotiated reduction in implementation services classified as accounts payable and property and equipment	$—	$1,417	$—

Noncash investing and financing activities:
Termination of shares granted under incentive stock plans	$—	$7	$31

See accompanying notes to consolidated financial statements.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1.    ORGANIZATION AND OPERATIONS:

Brio Software, Inc. (Brio) was incorporated in California in 1989 and reincorporated in Delaware in April 1998. Brio provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Brio’s software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions.

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

Foreign Currency Translation

The functional currency of Brio’s subsidiaries is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated into U.S. dollars at the average exchange rates prevailing during the year. Translation adjustments are included in accumulated comprehensive income (loss) in stockholders’ equity in the accompanying consolidated financial statements. Transaction gains of approximately $1.2 million in fiscal 2003 and approximately $314,000 in fiscal 2002, and transaction losses of approximately $870,000 in fiscal 2001, are included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Brio considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2003 and 2002, Brio held its cash in checking and money market accounts.

Short-Term Investments

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Brio’s investments are classified as available-for-sale. Available-for-sale securities are

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carried at fair value, with the unrealized gains and losses reported in accumulated components of comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. The fair value of Brio’s available-for-sale securities is based on quoted market prices at the balance sheet date. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), net, in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), net, in the accompanying consolidated statements of operations.

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	As of March 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$9,802	$—	$(122)	$9,680
Government debt securities	9,629	10	—	9,639

Total	$19,431	$10	$(122)	19,319

Less: Cash equivalents				(5,443)

Total short-term investments				$13,876

	As of March 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities and commercial paper	$15,888	$—	$(120)	$15,768
Government debt securities	5,016	—	(7)	5,009

Total	$20,904	$—	$(127)	20,777

Less: Cash equivalents				(9,721)

Total short-term investments				$11,056

Brio’s investment securities have various maturity dates ranging from less than 30 days to 12 months. Gross realized gains or losses for the fiscal years ended March 31, 2003, 2002 and 2001were negligible.

Significant Concentrations

Financial instruments that potentially subject Brio to concentrations of credit risk consist principally of accounts receivable. Brio performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of March 31, 2003 and 2002, no customer accounted for more than 10% of total accounts receivable. For the fiscal years ended March 31, 2003, 2002 and 2001, no customer accounted for more than 10% of total revenues.

Inventories

Brio’s inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory consists principally of completed software packages including media and documentation.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and fixtures and computer equipment is generally three to seven years and the estimated useful life of the Company’s leasehold improvements is generally 1 to 7 years.

Property and equipment consists of the following (in thousands):

	As of March 31,
	2003	2002
Software	$13,667	$13,219
Computer equipment	8,372	14,832
Furniture and fixtures	3,862	5,289
Leasehold improvements	7,608	10,851

	33,509	44,191
Less: Accumulated depreciation and amortization	(17,867)	(19,566)

	$15,642	$24,625

Revenue Recognition

Brio derives revenues from two sources, perpetual license fees and services. Services include software maintenance and support, training and consulting and system implementation services. Maintenance and support consists of technical support and software upgrades and enhancements. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of Brio’s revenue for any period if different conditions were to prevail.

Brio applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related technical practice aids to all transactions involving the sale of software products.

Brio recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. In software arrangements that include rights to multiple elements, such as software products and services, Brio uses the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence (VSOE) of the fair value of such undelivered elements. VSOE of the undelivered elements is determined based on the price charged when such elements are sold separately. The residual amount of revenue is allocated to the delivered elements and recognized as revenue. Such undelivered elements in these arrangements typically consist of services.

Brio uses a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through Brio’s value added resellers, private label partners, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Brio uses a signed statement of work to evidence an arrangement for consulting and system implementation services.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When licenses are sold together with consulting and system implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and system implementation services, (3) the services are not essential to the functionality of the software and (4) VSOE exists for the undelivered elements. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Brio accounts for the arrangements under the completed-contract method pursuant to SOP 81-1 as reliable estimates are typically not available for the costs and efforts necessary to complete the consulting and system implementation services.

The majority of Brio’s consulting and system implementation services qualify for separate accounting. Brio uses VSOE of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Brio’s consulting and system implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, Brio recognizes revenue using the completed-contract method. For time-and-materials contracts, Brio recognizes revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when the training is provided.

Estimating Valuation Allowances

Management specifically analyzes accounts receivable and records a provision for doubtful accounts based on a detailed assessment of its accounts receivable and its allowance for doubtful accounts. Management considers the following: 1) historical bad debts, 2) the age of the accounts receivable, 3) customer concentrations, 4) customer creditworthiness, 5) the customer mix in each of the aging categories, 6) current economic trends, 7) changes in customer payment terms, 8) changes in customer demand, and 9) trends in accounts receivable, when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. Should any of these factors change, the estimates made by management will also change, which could impact Brio’s future provision for doubtful accounts.

Management also specifically reviews Brio’s allowance for sales returns on an ongoing basis. In estimating the allowance for sales returns, management considers the following: 1) historical product returns, 2) general economic conditions in Brio’s markets and 3) trends in license revenues. Should any of these factors change, the estimates made by management will also change, which could impact Brio’s future allowance.

Valuation of Long-Lived Assets

Brio periodically reviews its long-lived assets, including property and equipment and certain identifiable intangibles for impairment when events or changes in facts and circumstances indicate that their carrying amount

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which Brio adopted on April 1, 2002. Events or changes in facts and circumstances that Brio considers as impairment indicators include, but are not limited to (1) a significant decrease in the market value of the asset, (2) significant changes to the asset or the manner in which Brio uses it, (3) adverse economic trends, and (4) a significant decline in expected operating results.

When Brio determines that one or more impairment indicators are present for its long-lived assets, Brio compares the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Brio would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for fiscal 2003, 2002 and 2001 was $1,149,000, $720,000 and $1,216,000, respectively.

Software Development Costs

Under SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs are capitalized. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Brio adopted the annual disclosure requirements of SFAS No. 148 for the fiscal year ended March 31, 2003.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2003, Brio has six stock-based employee compensation plans, which are described in further detail in Note 6. Brio accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and net loss per share if Brio had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):

	Years Ended March 31,
	2003	2002	2001
Net loss:
As reported	$(16,555)	$(25,658)	$(9,650)
Add: Stock compensation charges included in reported net loss	—	3,415	—
Deduct: Stock compensation benefit included in reported net loss	(3,192)	—	—
Deduct: Stock compensation charges determined under fair-value method for all awards	(10,599)	(21,783)	(15,045)

Pro forma	$(30,346)	$(44,026)	$(24,695)

Basic and diluted net loss per share:
As reported	$(0.44)	$(0.85)	$(0.34)
Pro forma	$(0.81)	$(1.46)	$(0.87)

Brio calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended March 31,
	2003	2002	2001
Risk-free interest rates	2.30–3.93%	3.89–5.35%	5.09–6.70%
Expected dividend yields	0%	0%	0%
Expected lives – Options	2.03 years	2.78 years	3.21 years
Expected lives – ESPP	0.66 years	0.49 years	0.85 years
Expected volatility	90.0%	144.1%	160.5%

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses on short-term investments that have been previously excluded from net income (loss) and reflected in stockholders’ equity instead. Brio has reported comprehensive income (loss) on its consolidated statements of stockholders’ equity.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing its consolidated financial statements, Brio is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

Brio records a valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which Brio operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Brio adjusts these estimates in future periods, Brio may need to establish an additional valuation allowance, which could materially impact its consolidated financial statements.

Restructuring

Brio monitors and regularly evaluates its organizational structure and associated operating expenses. Depending on events and circumstances, Brio may decide to restructure its operations to reduce operating costs. Brio applied the provisions of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring”) to all of its restructuring activities initiated before January 1, 2003.

For all of Brio’s restructuring activities initiated before January 1, 2003, Brio accrues for the costs related to a restructuring plan when the following criteria are met:

•	Brio’s board of directors or management having the appropriate level of authority approves the restructuring plan;

•	The plan specifically identifies all significant actions to be taken;

•	Actions required by the plan begin soon after the approval date of the plan and would be completed within one year of the approval date; and

•	Significant changes to the plan are not likely.

If a restructuring plan includes the involuntary termination of employees, the plan must be communicated to the employees who are at risk of being terminated and specifically identify:

•	The number of employees to be terminated;

•	The employees’ functions and locations; and

•	The formula to calculate the termination payment for all employees to be terminated.

Under a restructuring plan, Brio accrues only for costs that:

•	Are not associated with activities to be continued;

•	Are not generating revenue after the approval date of the plan; and

•	Are incremental to Brio’s other costs incurred and are direct results of the restructuring plan, or, are incurred under an existing contractual obligation.

For restructuring activities initiated on January 1, 2003 or after, Brio applies the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all of Brio’s restructuring activities initiated on January 1, 2003 or after, Brio accrues for the costs related to a restructuring plan when the following criteria are met:

•	Brio’s board of directors or management having the appropriate level of authority approves the restructuring plan;

•	The plan specifically identifies all significant actions to be taken;

•	Actions required by the plan begin soon after the approval date of the plan and would be completed within one year of the approval date; and

•	Significant changes to the plan are not likely.

If a restructuring plan includes the involuntary termination of employees, the plan must be communicated to the affected employees by the end of applicable quarterly period and the affected employees must be:

•	Informed of their severance and related benefits; and

•	Terminated within forty-five days following the end of the applicable quarterly period unless mandated by law. If any severance arrangement requires future services beyond forty-five 45 days, the liability is accrued as the employee renders his or her services.

Under a restructuring plan, costs are measured at their fair value when the liability is incurred. Brio accrues only for costs that:

•	Are not associated with activities to be continued; and

•	Are not generating revenue after the approval date of the plan.

Costs to consolidate or close facilities are only accrued when the costs are incurred, even if the costs are incremental to other operating costs or will be incurred as a direct result of an exit or disposal plan.

Brio’s restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. These estimates include facility exit costs, such as lease terminations costs, and timing and market conditions of sublease income and related sublease expense costs, such as brokerage fees.

Brio regularly evaluates a number of factors to determine the appropriateness and reasonableness of its restructuring accruals. These factors include, but are not limited to, Brio’s ability to enter into sublease or lease termination agreements and market data about lease rates, timing and term of potential subleases and costs associated with terminating certain leases on vacated facilities.

Brio’s estimates involve a number of risks and uncertainties, some of which are beyond its control, including future real estate market conditions and Brio’s ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under its restructuring plan. Actual results may differ significantly from Brio’s estimates and may require adjustments to its restructuring accruals and operating results in future periods.

Purchased Intangibles and Goodwill

The Company reviews its goodwill for impairment when events indicate that its carrying amount may not be recoverable or, at least once a year in accordance with SFAS No. 142, “Goodwill and Other Intangibles”, which

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brio adopted on April 1, 2002. Brio is required to test its goodwill for impairment at the reporting unit level. Brio has determined that it has only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1- The Company compares the carrying amount of the reporting unit, which is the book value of the entire company, to the fair value of the reporting unit, which corresponds to the Company’s market capitalization. If the carrying amount of the reporting unit exceeds its fair value, the Company has to perform the second step of the process. If not, no further analysis is needed.

Step 2- The Company compares the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

The Company completed this test upon adoption of SFAS 142 and again during the fourth quarter of fiscal 2003 and was not required to record an impairment loss on goodwill.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. Brio adopted SFAS No. 143 effective April 1, 2003. The adoption of SFAS No. 143 did not have a material impact on Brio’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Brio had no existing guarantees as of March 31, 2003, and Brio does not expect that the adoption of FIN 45 will have a material impact on its financial statements.

3.    INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION:

Brio’s reportable segments are based on geographic region. Brio’s chief operating decision-makers are the President and Chief Executive Officer and the Chief Financial Officer. These chief operating decision-makers use net operating income to measure each region’s profit or loss and to allocate resources. Each region has a General Manager who is directly accountable to and maintains regular contact with the chief operating decision-makers regarding the operating activities, financial results and budgeting for the region. Brio identified the regions as segments under SFAS No. 131 based upon: (1) each region engaging in operating activities from which they generate revenue and expenses, (2) each region’s operating results being regularly reviewed by the chief operating decision-makers to make decisions about resources to be allocated to the region and assess its performance and (3) each region having discrete financial information available.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments based on geographic region were as follows (in thousands):

	North America	Europe, the Middle East, and Africa	Asia Pacific and Rest of the World	Eliminations	Total
Year Ended March 31, 2003
Revenues:
External customers	$79,693	$13,830	$9,543	$—	$103,066
Intersegment	5,231	—	1,279	(6,510)	—

Total revenues	84,924	13,830	10,822	(6,510)	103,066

Other Disclosures:
Depreciation and amortization	5,931	473	161	—	6,565
Interest income	379	16	12	—	407
Interest expense	430	—	—	—	430
Loss on disposal of property and equipment	1,035	—	—	—	1,035
Severance and related benefit expenses	1,082	834	48	—	1,964
Facility closure expenses	14,526	—	—	—	14,526
Stock compensation benefit	(3,192)	—	—	—	(3,192)
Provision for income taxes	570	—	52	—	622
Year Ended March 31, 2002
Revenues:
External customers	$89,260	$15,260	$6,848	$—	$111,368
Intersegment	4,816	—	1,488	(6,304)	—

Total revenues	94,076	15,260	8,336	(6,304)	111,368

Other Disclosures:
Depreciation and amortization	7,525	619	108	—	8,252
Interest income	256	37	22	—	315
Interest expense	272	—	—	—	272
Loss on abandonment of property and equipment	3,670	—	—	—	3,670
Severance and related benefit expenses	1,083	653	—	—	1,736
Facility closure expenses	361	—	—	—	361
Stock compensation charges	3,415	—	—	—	3,415
Provision for income taxes	101	—	50	—	151
Year Ended March 31, 2001
Revenues:
External customers	$128,503	$18,378	$4,731	$—	$151,612
Intersegment	4,938	686	1,731	(7,355)	—

Total revenues	133,441	19,064	6,462	(7,355)	151,612

Other Disclosures:
Depreciation and amortization	5,936	411	117	—	6,464
Interest income	1,213	35	10	—	1,258
Interest expense	447	—	—	—	447
Provision for income taxes	100	—	—	—	100

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No one foreign country comprised more than 10% of total revenues for fiscal 2003, 2002 and 2001. None of Brio’s international operations have material long-lived assets.

4.    COMMITMENTS:

Brio leases various facilities under non-cancelable operating leases, which expire on various dates through May 2010. Brio also leases office equipment under various non-cancelable operating leases which expire through December 2004. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. Brio had deferred rent of $778,000 and $944,000 as of March 31, 2003 and 2002, respectively, which is included in long-term liabilities in the consolidated balance sheets. Future minimum lease payments relating to these agreements are as follows (in thousands):

Years Ending March 31,
2004	$7,979
2005	7,304
2006	6,134
2007	5,957
2008	5,764
Thereafter	13,312

$46,450

Brio has one capital lease for certain information technology equipment which expires in February 2004. The total payments required to be made under the capital lease are $146,000. Brio used an interest rate of 7% per annum to calculate the present value of the lease payments which is $127,000 and is classified in current liabilities in the consolidated balance sheets.

Rent expense for the fiscal years ended March 31, 2003, 2002 and 2001 was $16.5 million, $7.6 million and $8.0 million, respectively.

5.    LINE OF CREDIT:

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Wells Fargo Foothill (formerly Foothill Capital Corporation, “Foothill”). The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent, but in no event less than 7% (7.0% at March 31, 2003). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent (7.25% at March 31, 2003), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance related, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including Brio’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

The line of credit with Foothill initially required Brio to (a) maintain minimum EBITDA of $750,000 for the quarter ended March 31, 2002; $1,700,000 for the quarter ended June 30, 2002; $2,000,000 for the quarter ended September 30, 2002; and $1,800,000 for each quarter thereafter; (b) minimum recurring domestic maintenance revenues of $6,750,000 for each quarter; (c) minimum excess availability under the credit line plus cash equivalents of at least $4,000,000 at any time; and (d) maximum capital expenditures of $750,000 per quarter.

On February 27, 2002, Brio amended the initial line of credit with Foothill to change the definition of EBITDA to add back extraordinary non-cash losses of up to $500,000 occurring before June 30, 2002.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 15, 2002, Brio amended the covenants, on a prospective basis, requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002. Future covenant requirements are a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ended December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended December 31, 2002, the definition of EBITDA has also been amended to include a one-time add back of non-cash expense resulting from the write-down of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000.

Brio was not in compliance with the minimum EBITDA covenant for the quarter ended March 31, 2003, however, Brio obtained a waiver from the bank for this quarter’s requirement.

As of March 31, 2003, $2.9 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $1.2 million is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of March 31, 2003, based on domestic eligible accounts receivable there were $2.8 million of additional borrowings available under the line of credit. As of March 31, 2003, no amounts other than the term loan are outstanding under the line of credit.

6.    STOCKHOLDERS’ EQUITY:

Common Stock

In February 2002, the Board of Directors authorized a private placement of 5,993,498 shares of Brio’s common stock at $0.001 par value for an aggregate amount of $14.3 million. Brio used the net proceeds of the offering of $12.7 million for general corporate purposes, including working capital and capital expenditures.

As of March 31, 2003, Brio has reserved the following shares of its common stock for future issuance:

Stock bonus plan	2,643,191
Exercise of stock options	17,496,526

Total shares reserved	20,139,717

Stock Options

Through March 31, 2002, Brio had 2,079,795 shares of common stock reserved for issuance under the 1992 Stock Option Plan (the “Plan”). Under the Plan, the Board of Directors may grant options to purchase Brio’s common stock to employees, directors, or consultants at an exercise price of not less than 100% of the then fair value of Brio’s common stock. Any options granted must be granted by the tenth anniversary of the effective date of the Plan. Options issued under the Plan generally have a term of five years from the date of grant and generally vest ratably over four years. As of March 31, 2003, 1,047,356 of authorized shares expired as a result of the Plan exceeding the tenth anniversary.

Brio’s 1998 Stock Option Plan (the “1998 Plan”) was adopted by Brio’s Board of Directors in February 1998. Through March 31, 2003, Brio had 11,862,087 shares of common stock reserved for issuance under the 1998 Plan. The shares reserved for issuance under the 1998 Plan increase annually on the first day of Brio’s fiscal year through April 1, 2003, by the lesser of 1,000,000 or four percent of the shares outstanding on the last day of the immediately preceding fiscal year. Under the 1998 Plan, the Board of Directors may grant options to purchase Brio’s common stock to employees, directors or consultants at an exercise price of not less than 100% of the fair value of Brio’s common stock on the date of grant, in the case of incentive stock options, and not less

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 85% of the fair value of Brio’s common stock on the date of grant, in the case of nonqualified stock options. Options must all be granted by the tenth anniversary of the effective date of the 1998 Plan. Options issued under the 1998 Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over four years.

Brio’s 1998 Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by Brio’s Board of Directors in February 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Directors’ Plan. Through March 31, 2003, 210,000 options have been granted under the Directors’ Plan. The Directors’ Plan provides for the initial grant of nonqualified stock options to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Brio subsequent to the initial public offering (the “First Option”), and an additional option to purchase 5,000 shares of common stock on the next anniversary to existing and future non-employee directors of Brio if, on such date, the director has served on the board for at least six months (the “Subsequent Option”). The exercise price per share of all options granted under the Directors’ Plan must equal the fair market value of a share of Brio’s common stock on the date of grant of the option. Options issued under the Directors’ Plan have a term of 10 years from the date of grant; the First Option shall become exercisable in installments of 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the day before the first anniversary of the date of grant of that Subsequent Option.

Brio’s 2000 Non-Executive Stock Option Plan (the “2000 Plan”) was adopted by Brio’s Board of Directors in July 2000. A total of 6,000,000 shares of common stock has been reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of nonstatutory options to purchase shares of the Company’s common stock to employees, excluding executive officers and members of the Board of Directors. Nonstatutory options do not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1996, as amended. The 2000 Plan is administered by Brio’s Board of Directors. The plan administrator determines who shall receive options under the plan and the terms of options granted, including the number of shares subject to an option, the exercise price, the term and exercisability of options and any vesting, forfeiture or other restrictions that apply to awards. The 2000 Plan requires Brio to issue options with an exercise price equal to at least 85% of the fair market value of Brio common stock on the date of grant. The plan allows for payment of the exercise price with cash, check, promissory note, or other shares of Brio common stock, through a cashless exercise program with a broker, or with any other form of consideration permitted by the administrator. Options issued under the 2000 Plan generally vest over a four-year period and generally expire ten years from the date of grant.

The 2000 Plan provides for automatic adjustment of shares remaining available for issuance under the plan, as well as adjustment of outstanding awards, in the event of any stock split, stock dividend or similar change in Brio’s capital structure. In the event the company were to be acquired by a third-party acquiror, the plan provides that outstanding options may be assumed by the acquiror so that they would convert into awards to purchase acquiror stock (adjusted to reflect the terms of the transaction). If the acquiror did not agree to assume outstanding awards, then the administrator could accelerate vesting of outstanding options in connection with the transaction and cause the options to terminate to the extent unexercised as of the transaction’s closing. Unless terminated earlier, the 2000 Plan will terminate in July 2010.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the 1999 merger with SQRIBE Technologies Corp. (SQRIBE), Brio assumed all options outstanding under SQRIBE’s 1995 Stock Option Plan (“the SQRIBE Plan”), as amended and restated. No additional options will be granted under this plan. Accordingly, any options cancelled during the year are not returned to the plan. Stock options granted under this plan generally have vesting terms of four years and are exercisable for a period not to exceed ten years from the date of issuance.

Option activity under all the Plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding—March 31, 2000	2,230,144	5,098,984	$15.81
Authorized	10,600,000	—	—
Restricted shares repurchased	13,725	—	—
Options not available for grant – SQRIBE Plan	(217,745)	—	—
Options granted	(8,442,305)	8,442,305	7.55
Options exercised	—	(478,514)	4.42
Options canceled	2,409,357	(2,409,357)	16.11

Outstanding—March 31, 2001	6,593,176	10,653,418	$9.71
Authorized	1,000,000	—	—
Options expired	(982,944)	—	—
Options not available for grant – SQRIBE Plan	(160,189)	—	—
Options granted	(11,040,532)	11,040,532	2.80
Options exercised	—	(178,548)	2.07
Options canceled	10,233,519	(10,233,519)	7.70

Outstanding—March 31, 2002	5,643,030	11,281,883	$4.91
Authorized	1,000,000	—	—
Options expired	(64,412)	—	—
Options not available for grant – SQRIBE Plan	(332,324)	—	—
Options granted	(1,466,830)	1,466,830	1.40
Options exercised	—	(31,651)	1.24
Options canceled	3,570,605	(3,570,605)	9.29

Outstanding—March 31, 2003	8,350,069	9,146,457	$2.65

A summary of options outstanding and exercisable is as follows:

	As of March 31, 2003
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.95-$ 1.56	1,225,769	9.17	$1.29	58,519	$1.19
$ 1.57–$ 2.64	6,366,430	4.39	$2.05	907,569	$2.00
$ 2.67–$ 5.91	1,207,953	8.45	$3.36	323,306	$4.00
$ 6.05–$ 13.56	251,382	6.52	$10.58	160,031	$10.73
$ 13.66–$ 43.38	94,923	6.81	$30.02	65,953	$30.57

$ 0.95–$ 43.38	9,146,457	5.65	$2.65	1,515,378	$4.56

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brio’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by Brio’s Board of Directors in February 1998. Through March 31, 2003, Brio has 3,520,578 shares of common stock reserved for issuance under the Purchase Plan. The shares reserved for issuance under the Purchase Plan increase annually on the first day of Brio’s fiscal year through April 1, 2003, by the lesser of 600,000 or two percent of the shares outstanding on the last day of the immediately preceding fiscal year. The Purchase Plan permits eligible employees to purchase common stock at 85% of the lower of the fair market value of Brio’s common stock on the first day or the last day of each six-month offering period. During fiscal 2003, 2002 and 2001, Brio issued 1,601,669, 887,228 shares and 580,771 shares, respectively, under the Purchase Plan. On November 1, 2002, Brio suspended the Purchase Plan due to insufficient shares available for issuance. The Purchase Plan resumed on May 1, 2003 upon the automatic annual increase in the number of shares available under the Purchase Plan.

Brio’s 2001 Stock Bonus Plan (the “2001 Plan”) was adopted by the Board of Directors in November 2001. A total of 3,000,000 shares of common stock have been reserved for issuance under this plan. The 2001 Plan provides for the issuance of stock bonus and restricted stock purchase awards to employees, including executive officers but excluding members of the Board of Directors. The 2001 Plan is administered by Brio’s Board of Directors. The plan administrator determines the terms of awards granted under the plan, including the number of shares subject to an award, the purchase price, if any, with respect to award shares, the term purchase rights that will remain outstanding and any vesting, forfeiture or other restrictions that apply to awards. The 2001 Plan allows Brio to issue stock awards with an exercise price equal to any value determined appropriate by the administrator, including the grant of stock bonus awards to employees without requiring that the employee pay for the shares. To the extent that a participant is required to purchase stock, the plan allows for payment of the purchase price with any consideration allowed by the administrator, including cash, personal property, or past services rendered to Brio.

The 2001 Plan provides for automatic adjustment of shares remaining available for issuance under the plan, as well as adjustment of outstanding awards, in the event of any stock split, stock dividend or similar change in Brio’s capital structure. In the event the Company was to be acquired by a third-party acquiror, the plan provides that outstanding unexercised stock purchase awards would terminate. Unless terminated earlier, the 2001 Plan will terminate in November 2004. As of March 31, 2003, 356,809 shares have been issued under this plan.

Stock Compensation Charges (Benefit)

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase Brio’s common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, and holders of approximately 6.9 million shares elected the option. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”, this option exchange program was deemed an option repricing and therefore, variable plan accounting is being applied. For each interim period, Brio will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. For the fiscal year ended March 31, 2003, Brio recognized a stock compensation benefit of $3.2 million relating to the option exchange program. For the fiscal year ended March 31, 2002, Brio recognized a stock compensation charge of approximately $3.4 million relating to the option exchange program.

In March 2003, Brio modified a stock option grant in connection with an employee termination that resulted in additional non-cash stock compensation expense of $68,000. In December 2001 and January 2002, Brio

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modified certain stock option grants in connection with employee terminations that resulted in additional non-cash stock compensation expense of $76,000.

Stock Bonus Program

To conserve cash until Brio could raise additional equity financing and to help achieve cash flow positive results of operations for fiscal 2002, Brio temporarily reduced the salaries of all North American and some international employees during November and December 2001. To balance the impact on employees of the salary reduction, and to motivate Brio employees to remain with Brio, Brio implemented a stock bonus program (the “Program”) in November 2001. Under the Program, if Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, employees who remained with Brio on various dates through July 2002, as set forth in the Program, would receive a fixed dollar bonus, payable at the discretion of the Brio Board of Directors in either cash or shares of common stock. For amounts payable under the Program paid in common stock, the number of shares issued was determined by the total value of the bonus divided by the market value of the stock on the applicable date of issuance. Brio achieved cash flow positive results of operations for the quarter ended December 31, 2001, and recorded an expense of $1.1 million for the bonus during fiscal 2002. The bonus was paid in three installments in January, April, and July 2002 by the issuance of 95,420, 68,424 and 128,133 shares of common stock, respectively. The total amount of bonuses issued as stock, net of income taxes, was $618,000.

In addition, certain executives agreed to receive their guaranteed bonuses of an aggregate of $385,000 in stock rather than cash. The guaranteed bonuses were paid in January 2002 by the issuance of 65,327 shares of common stock.

Fiscal 2003 Stock Option Exchange Program

In November 2002, Brio announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the exchange program. Those 163 employees tendered a total of 960,906 options to purchase Brio’s common stock in return for Brio’s promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options will be equal to the fair market value of the Brio’s common stock on the date of grant. The exchange program was not made available to Brio’s executives, directors or consultants. On June 18, 2003, a total of 863,017 options were granted to 151 employees at an exercise price of $2.45.

Calculation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of shares of common stock outstanding (denominator) during the period. Diluted net loss per share gives effect to stock options considered to be potential common shares, if dilutive. Potential common shares consist of shares issuable upon the exercise of stock options computed using the treasury stock method.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended March 31,
	2003	2002	2001
Basic and diluted net loss per share:
Net loss	$(16,555)	$(25,658)	$(9,650)
Determination of basic and diluted shares:
Weighted-average shares outstanding	37,345	30,118	28,335
Potential common shares – dilutive stock options	—	—	—

Basic and diluted average common shares outstanding	37,345	30,118	28,335
Basic and diluted net loss per share	$(0.44)	$(0.85)	$(0.34)

In fiscal 2003, Brio excluded 128,000 weighted-average common share equivalents with a weighted-average share price of $1.18. In fiscal 2002, Brio excluded 1,569,000 weighted-average common share equivalents with a weighted-average share price of $2.17, and in fiscal 2001, Brio excluded 1,248,000 weighted-average common share equivalents with a weighted-average share price of $5.09 because their effect would have been anti-dilutive. Weighted-average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Brio’s common stock for the period.

7.    CONTINGENCIES:

On September 9, 1999, Brio and Business Objects executed a Memorandum of Understanding settling Business Objects’ pending patent litigation against Brio involving patent number 5,555,403 for $10.0 million, payable in $1.0 million payments over 10 consecutive quarters, with the first payment due September 30, 1999. Of the $10.0 million settlement, $9.1 million represents the net present value of the 10 quarterly payments and is included in non-recurring operating expenses for the year ended March 31, 2000. The remaining $900,000 represents interest that was recognized over the payment term using the effective interest rate method. As part of this settlement, Business Objects dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against Business Objects involving patent number 5,915,257. As of March 31, 2003, all amounts due under this settlement have been paid. As of March 31, 2002, approximately $1.0 million is included in the accompanying balance sheet in accrued liabilities representing the gross value of the then remaining quarterly payments.

Indemnification and warranty provisions contained within Brio’s license and service agreements are generally consistent with those prevalent in its industry. The duration of Brio’s product warranties generally does not exceed 90 days following delivery of its products. Brio has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, Brio does not maintain accruals for potential customer indemnification or warranty-related obligations.

8.    RESTRUCTURING CHARGES:

Restructuring Charges

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Brio adopted SFAS No. 146 as of January 1, 2003.

Brio’s Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Severance and related benefit expenses and facility closure expenses for fiscal 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the Company and facilities consolidation expenses as follows (in thousands):

	Years Ended March 31,
	2003	2002
Severance and related benefit expenses	$1,964	$1,736
Facility closure expenses	14,526	361

Total restructuring charges	$16,490	$2,097

The severance and related benefit expenses and facility closure accrued liabilities as of March 31, 2003 and 2002 are as follows (in thousands):

	Severance and Related Benefits	Facility Closure	Asset Abandonment	Total
Total charge in fiscal 2002	$1,736	$361	$—	$2,097
Amount utilized in fiscal 2002	(1,712)	(277)	—	(1,989)

Accrual balance at March 31, 2002	$24	$84	$—	$108

Total charge in fiscal 2003	1,964	11,012	3,514	16,490
Deferred rent write-down in fiscal 2003	—	519	—	519
Amount utilized in fiscal 2003	(1,357)	(420)	(3,514)	(5,291)

Accrual balance at March 31, 2003	$607	$11,111	$—	$11,718

During the fiscal year ended March 31, 2003, Brio recorded approximately $2.0 million in severance and related benefit expenses. Brio reduced its headcount by 52 employees, of which 7 related to cost of services, 13 related to research and development, 26 related to sales and marketing and 6 related to the general and administrative area. Brio expects to save an estimated $6.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of the applicable quarterly period. The majority of employees were terminated as of March 31, 2003, but in no event later than forty-five days following year-end, unless mandated by law. During the fiscal year ended March 31, 2003, Brio recorded approximately $14.5 million in facility closure expenses and the related write-off of abandoned furniture and fixtures and leasehold improvements. As of March 31, 2003, approximately $607,000 of the total restructuring liability is classified in other accrued liabilities related to the remaining severance and related benefits. As of March 31, 2003, approximately $2.1 million is classified in other accrued liabilities and approximately $9.0 million is classified in other long-term liabilities related to the facility closures. Brio expects to make payments related to these closures over the next seven years.

The fiscal 2003 facility closure charge of $14.5 million includes $12.3 million of the expenses related to the abandonment of two floors, or approximately 113,000 square feet at Brio’s corporate headquarters in Santa

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clara, California. These facility closure expenses were calculated in accordance with SFAS No. 146. Specifically, to determine the restructuring loss, certain assumptions were made related to the (1) time period over which the two floors will remain vacant, (2) sublease terms and sublease rates and the associated probabilities of occurrence and (3) estimated insurance and property taxes expected to be incurred over the remaining term of the lease. The loss accrual represents management’s best estimate, based on an independent appraisal from a real estate broker, taking into consideration time to sublease and actual sublease rates and the associated probabilities of occurrence. Of the $12.3 million, approximately $9.7 million related to the present value of the future cash flows for the two floors, offset by $519,000 related to the write-off of deferred rent associated with the two floors, and approximately $3.1 million related to the write-off of abandoned furniture and fixtures and leasehold improvements associated with the two floors.

Brio will reassess this liability each quarter based on current market conditions. Revisions to the estimates of these liabilities could materially impact Brio’s operating results and financial position in future periods if anticipated events and key assumptions, such as the timing, amounts and probabilities of occurrence of sublease rental income, change from previous estimates.

The remaining $2.2 million of the facility closure expenses during the fiscal year ended March 31, 2003 related to the abandonment of three facilities in the United States and the related write-off of abandoned furniture and fixtures and leasehold improvements associated with the three facilities. These facility closure expenses were calculated in accordance with EITF 94-3. The facilities closure expenses include payments required under the lease contracts, less applicable sublease income after the property was abandoned. To determine the restructuring loss, certain assumptions were made related to the (1) time period over which the buildings will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The loss accrual represents management’s best estimate, based on an independent appraisal from a real estate broker, taking into consideration time to sublease, actual sublease rates and other variables. Of the $2.2 million, approximately $1.8 million related to the loss for future rental payments based on the assumptions noted above and approximately $447,000 related to the write-off of abandoned furniture and fixtures and leasehold improvements associated with the three facilities. Brio has estimated that the high end of the accrual could be an additional $88,000 if no suitable tenant is found to sublease the remaining facility.

During the fiscal year ended March 31, 2002, Brio recorded approximately $1.7 million in severance and related benefit expenses. Brio reduced its headcount by 124 employees, of which 38 related to cost of services, 27 related to research and development, 46 related to sales and marketing and 13 employees related to the general and administrative area. Brio expected to save an estimated $8.8 million annually in salary and related benefits as a result of this reduction in headcount. All termination notices and benefits were communicated to the affected employees prior to the end of quarterly period and all employees were terminated as of March 31, 2002. During the fiscal year ended March 31, 2002, Brio recorded approximately $361,000 in facility closure expenses.

Loss on Disposal and Abandonment of Property and Equipment

During the fiscal year ended March 31, 2003, Brio performed a physical count of its technology equipment and related components. As a result of the physical count, Brio recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of approximately $1.0 million.

During the fiscal year ended March 31, 2002, Brio recorded a write-off of $3.7 million related to the abandonment of property and equipment, specifically the write-off of costs associated with the implementation of Siebel’s sales force automation system. The abandonment and write-off was the result of significant changes implemented in the sales organization. In order to align the system with these changes, Brio had to modify and simplify its Siebel implementation, resulting in the abandonment of a significant portion of the system.

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Brio’s loss before provision for income taxes consists of losses generated by its domestic operations and losses generated by its foreign subsidiaries as follows (in thousands):

	Years Ended March 31,
	2003	2002	2001
Domestic	$(14,914)	$(20,367)	$(4,970)
Foreign	(1,019)	(5,140)	(4,580)

Total loss before provision for income taxes	$(15,933)	$(25,507)	$(9,550)

The provision for income taxes consists of the following (in thousands):

	Years Ended March 31,
	2003	2002	2001
Current
State	$23	$101	$20
Federal	100	—	—
Foreign	52	50	80

Total current	175	151	100

Deferred
State	—	—	—
Federal	447	—	—

Total deferred	447	—	—

Total provision for income taxes	$622	$151	$100

The difference between the statutory U.S. Federal income tax rate of 34% and Brio’s actual income taxes is due to the following (in thousands):

	Years Ended March 31,
	2003	2002	2001
Expected income tax (benefit)	$(5,417)	$(8,672)	$(3,247)
Expected state income taxes, net of federal tax (benefit)	(746)	(1,155)	(531)
Foreign taxes	5	50	80
State franchise taxes	33	101	20
Tax credits	(239)	(1,495)	(1,216)
Increase in valuation allowance	4,702	11,056	4,709
Non-deductible items	93	184	284
Intercompany debt conversion	1,750	—	—
Other	441	82	1

Provision for income taxes	$622	$151	$100

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brio had a net deferred tax asset as follows (in thousands):

	As of March 31,
	2003	2002
Allowance for sales returns and doubtful accounts	$504	$681
Depreciation and amortization	(520)	(675)
Deferred revenue	460	216
Accrued expenses and other	8,893	2,990
Intangible assets	668	(217)
Federal and state credits	6,111	5,872
Capitalized research and development	803	1,398
Net operating losses	26,162	28,561

Total deferred tax asset	43,081	38,826
Valuation allowance	(43,081)	(38,379)

Net deferred tax asset	$—	$447

As of March 31, 2003, Brio had a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on a periodic basis, the recoverability of Brio’s deferred tax assets and the need for a valuation allowance. When it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation will be reduced. The valuation allowance for deferred tax assets as of March 31, 2003 and March 31, 2002 was $43.1 million and $38.4 million, respectively. The net change in the total valuation allowance for the year ended March 31, 2003 was an increase of $4.7 million. Approximately $5.6 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which will be credited directly to stockholders equity and will not be available to benefit the income tax provisions in any future period.

As of March 31, 2003, Brio had approximately $50.9 million of Federal net operating loss carryforwards and approximately $45.7 million of State net operating loss carryforwards available to reduce future taxes, which will begin to expire in 2013 through 2023 for Federal tax purposes and 2003 through 2008 for State tax purposes if not utilized. California has suspended the use of any net operating loss deductions for the two-year period beginning with taxable years starting on or after January 1, 2002. Brio also has approximately $24.8 million of Foreign net operating losses available to carryforward indefinitely. In addition, Brio has federal R&D tax credit carryforwards of approximately $4.1 million and State R&D tax credit carryforwards of approximately $1.8 million available to offset future taxable income. These R&D tax credit carryforwards will begin to expire in 2011 through 2023 for Federal tax purposes and carryforward indefinitely for State tax purposes. Brio also has a Federal alternative minimum tax credit carryforward of approximately $230,000. Alternative minimum tax credits do not expire under Federal statute. The Internal Revenue Code contains provisions which may limit the net operating loss and research and development tax credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

10.    SUBSEQUENT EVENT

On June 23, 2003, Brio amended the covenants to the line of credit with Foothill, on a prospective basis, requiring it to maintain a minimum EBITDA of breakeven for the quarter ended June 30, 2003; $500,000 for the quarter ended September 30, 2003; $1,000,000 for the quarter ended December 31, 2003; and $1.5 million for each quarter thereafter. In addition, Brio must maintain a minimum excess availability under the line of credit plus cash equivalents of at least $6,000,000 at any time of which not less than $2,000,000 shall be comprised of

BRIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash equivalents. The amendment also allows Brio to permit its foreign subsidiaries to invest in foreign cash equivalents such as certificates of deposits. Brio expects to be in compliance with its covenants during fiscal 2004.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenue	Deductions	Balance at End of Period
Year ended March 31, 2003:
Allowance for returns and doubtful accounts	$2,006,000	$80,000	$100,000	$369,000	$1,817,000
Year ended March 31, 2002:
Allowance for returns and doubtful accounts	$2,814,000	$808,000	$50,000	$1,666,000	$2,006,000
Year ended March 31, 2001:
Allowance for returns and doubtful accounts	$2,848,000	$378,000	$600,000	$1,012,000	$2,814,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	/s/ CRAIG D. BRENNAN
Craig D. Brennan President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG D. BRENNAN Craig D. Brennan	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2003

/s/ CRAIG B. COLLINS Craig B. Collins	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial and Accounting Officer)	June 30, 2003

/s/ YORGEN H. EDHOLM Yorgen H. Edholm	Chairman of the Board of Directors	June 30, 2003

/s/ JOHN MUTCH John Mutch	Director	June 30, 2003

/s/ E. FLOYD KVAMME E. Floyd Kvamme	Director	June 30, 2003

/s/ ERNEST VON SIMSON Ernest von Simson	Director	June 30, 2003

/s/ EDWARD SALIBA Edward Saliba	Director	June 30, 2003

CERTIFICATIONS

I, Craig D. Brennan, certify that:

1. I have reviewed this annual report on Form 10-K of Brio Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Craig D. Brennan
Craig D. Brennan President and Chief Executive Officer

I, Craig B. Collins, certify that:

1. I have reviewed this annual report on Form 10-K of Brio Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Craig B. Collins
Craig B. Collins Chief Financial Officer and Executive Vice President, Corporate Development