Form 10-Q
period 2003-06-30
BRIO SOFTWARE INC
filed 2003-08-14
CIK 1056294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

As of August 11, 2003 there were 38,112,498 shares of the registrant’s Common Stock outstanding.

BRIO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	March 31, 2003(1)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,519	$14,743
Short-term investments	14,097	13,876
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,687 and $1,817, respectively	14,780	18,466
Inventories	247	268
Prepaid expenses and other current assets	3,381	3,700

Total current assets	48,024	51,053
Property and Equipment, net	14,506	15,642
Other Noncurrent Assets	1,769	1,702

	$64,299	$68,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable, current portion	$1,667	$1,667
Accounts payable	4,880	6,451
Accrued liabilities—
Payroll and related benefits	5,433	5,801
Other	7,054	7,109
Capital leases, current	52	127
Deferred revenue, current	32,786	33,670

Total current liabilities	51,872	54,825
Long-term Liabilities:
Deferred revenue	1,058	1,029
Note payable	833	1,250
Facility closure accrual	8,483	9,023
Deferred rent	821	778

Total liabilities	63,067	66,905

Stockholders’ Equity:
Common stock	38	38
Additional paid-in capital	104,240	102,438
Accumulated comprehensive loss	(687)	(701)
Accumulated deficit	(102,359)	(100,283)

Total stockholders’ equity	1,232	1,492

	$64,299	$68,397

(1)	This financial information is derived from Brio Software, Inc.’s audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenues:
License fees	$8,567	$12,021
Services	16,247	14,114

Total revenues	24,814	26,135

Cost of revenues:
License fees	295	411
Services (includes $159 and $(386), respectively, in stock compensation charges (benefit))	4,958	4,355

Total cost of revenues	5,253	4,766

Gross profit	19,561	21,369

Operating expenses:
Research and development (includes $275 and $(543), respectively, in stock compensation charges (benefit))	5,289	5,117
Sales and marketing (includes $259 and $(758), respectively, in stock compensation charges (benefit))	11,982	11,971
General and administrative (includes $899 and $(1,505), respectively, in stock compensation charges (benefit))	3,871	1,346
Loss on disposal of property and equipment	35	964
Facility closure expenses	167	—
Severance and related benefit expenses	—	1,000

Total operating expenses	21,344	20,398

Income (loss) from operations	(1,783)	971
Interest and other income (expense), net	(166)	914

Income (loss) before provision for income taxes	(1,949)	1,885
Provision for income taxes	126	120

Net income (loss)	$(2,075)	$1,765

Basic net income (loss) per share	$(0.05)	$0.05

Shares used in computing basic net income (loss) per share	37,881	36,710

Diluted net income (loss) per share	$(0.05)	$0.05

Shares used in computing diluted net income (loss) per share	37,881	36,769

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(2,075)	$1,765

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	1,358	1,814
Amortization of intangible long-term assets	36	36
Provision for returns and doubtful accounts	100	—
Stock compensation charges (benefit)	1,592	(3,192)
Loss on disposal of property and equipment	35	964
Changes in operating assets and liabilities—
Accounts receivable	3,569	(434)
Inventories	21	(92)
Prepaid expenses, other current assets and other noncurrent assets	312	235
Accounts payable and accrued liabilities	(1,994)	(1,685)
Deferred revenue	(855)	(341)
Other noncurrent liabilities	(497)	103

Net cash provided by (used in) operating activities	1,602	(827)

Cash Flows from Investing Activities:
Purchases of short-term investments	(3,926)	(5,528)
Sales of short-term investments	3,700	3,000
Purchases of property and equipment	(186)	(694)

Net cash used in investing activities	(412)	(3,222)

Cash Flows from Financing Activities:
Repayments under note payable	(417)	(417)
Proceeds from issuance of common stock, net	114	1,215
Reduction of capital lease obligations	(75)	—

Net cash provided by (used in) financing activities	(378)	798

Net increase (decrease) in cash and cash equivalents	812	(3,251)
Effect of exchange rate changes	(36)	(744)
Cash and cash equivalents, beginning of period	14,743	16,226

Cash and cash equivalents, end of period	$15,519	$12,231

See accompanying notes to the condensed consolidated financial statements.

BRIO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Brio Software, Inc. (“Brio”) in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Brio believes that the disclosures are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Brio’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

Brio uses a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through Brio’s value added resellers, private label partners, original equipment manufacturers, resellers, system integrators and distributors (collectively “resellers”) are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Brio uses a signed statement of work to evidence an arrangement for consulting and system implementation services.

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

The majority of Brio’s consulting and system implementation services qualify for separate accounting. Brio uses VSOE of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Brio’s consulting and system implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, Brio recognizes revenue using the completed-contract method, as reliable input or output measures generally do not exist. For time-and-materials contracts, Brio recognizes revenue as services are performed.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Training revenue is recognized when the training is provided.

Comprehensive Income (Loss)

A summary of comprehensive income (loss) follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income (loss)	$(2,075)	$1,765
Unrealized loss on short-term investments, net of tax	(118)	(35)
Foreign currency translation adjustment	(569)	(424)

Comprehensive income (loss)	$(2,762)	$1,306

Short-term Investments

A summary of Brio’s available-for-sale investment portfolio is as follows (in thousands):

	June 30, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt & equity securities and commercial paper	$10,437	$—	$(123)	$10,314
Government debt securities	11,041	19	—	11,060

Total	$21,478	$19	$(123)	21,374

Less: Cash equivalents				(7,277)

Total short-term investments				$14,097

	March 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt & equity securities and commercial paper	$9,802	$—	$(122)	$9,680
Government debt securities	9,629	10	—	9,639

Total	$19,431	$10	$(122)	19,319

Less: Cash equivalents				(5,443)

Total short-term investments				$13,876

Computation of Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share information is computed using the weighted average number of shares of common and potential common stock outstanding. For the three months ended June 30, 2003 and 2002, 8,073,317 and 10,592,747 potential common shares from conversion of stock options and contingently issuable shares, respectively, have been excluded from the calculation of net income (loss) per share, with a weighted-average exercise price of $2.15 and $1.88 per common share, respectively, as their effect would be antidilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net income (loss)	$(2,075)	$1,765
Basic and diluted net income (loss) per share:
Shares used in computing basic net income (loss) per share	37,881	36,710
Dilutive effect of common share equivalents	—	59

Shares used in computing diluted net income (loss) per share	37,881	36,769
Basic net income (loss) per share	$(0.05)	$0.05
Diluted net income (loss) per share	$(0.05)	$0.05

Stock-Based Compensation

Brio adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and SFAS No. 123, Brio continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

At June 30, 2003, Brio has six stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share if Brio had applied the fair value recognition provisions of SFAS No. 123. The following table presents pro forma information (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net income (loss):
As reported	$(2,075)	$1,765
Add: Stock compensation charges included in reported net loss, net of tax	1,592	—
Deduct: Stock compensation benefit included in reported net income, net of tax	—	(3,192)
Deduct: Stock compensation charges determined under fair-value method for all awards	(3,346)	(3,064)

Pro forma	$(3,829)	$(4,491)

Basic net income (loss) per share:
As reported	$(0.05)	$0.05
Pro forma	$(0.10)	$(0.12)
Diluted net income (loss) per share
As reported	$(0.05)	$0.05
Pro forma	$(0.10)	$(0.12)

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the fiscal 2004 presentation.

Note 2. Line of Credit

In December 2001, Brio entered into an accounts receivable-based revolving bank line of credit with Wells Fargo Foothill (formerly Foothill Capital Corporation, “Foothill”). The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent, but in no event less than 7.0% (7.0% at June 30, 2003). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent, but in no event less than 7.0% (7.0% at June 30, 2003), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance related, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of Brio’s assets, including Brio’s intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

On May 15, 2002, Brio amended the covenants, on a prospective basis, requiring Brio to maintain a maximum EBITDA loss of $800,000 for the quarter ended June 30, 2002; a minimum EBITDA of $800,000 for the quarter ended September 30, 2002; $1,200,000 for the quarter ended December 31, 2002; and $1,800,000 for each quarter thereafter. For the quarter ended December 31, 2002, the definition of EBITDA was amended to include a one-time add back of non-cash expense resulting from the write-down of Brio’s computers and related technology in an aggregate amount not to exceed $3,000,000.

Additionally, on June 23, 2003, Brio amended the covenants, on a prospective basis, to require Brio to maintain a minimum EBITDA of breakeven for the quarter ended June 30, 2003; $500,000 for the quarter ended September 30, 2003; $1,000,000 for the quarter ended December 31, 2003; and $1.5 million for each quarter thereafter. In addition, Brio must maintain a minimum excess availability under the credit line plus cash equivalents of at least $6,000,000 at any time of which not less than $2,000,000 shall be comprised of cash equivalents. The amendment also allows Brio to permit its foreign subsidiaries to invest in foreign cash equivalents such as certificates of deposits. Brio was in compliance with these covenants as of June 30, 2003 and expects to be in compliance with its covenants during the remainder of fiscal 2004.

As of June 30, 2003, $2.5 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $833,000 is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of June 30, 2003, based on domestic eligible accounts receivable there was $2.2 million of additional borrowings available under the line of credit. As of June 30, 2003, no amounts other than the term loan are outstanding under the line of credit.

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

Brio markets its products in the United States and Canada and in other foreign countries through its domestic sales personnel and its foreign subsidiaries. Reportable segments disclosures based on geographic area were as follows for the three months ended June 30, 2003 and 2002 (in thousands):

	North America	Europe, the Middle East, and Africa	Asia Pacific and rest of the world	Eliminations	Total
2003
Revenues:
External customers	$18,356	$3,522	$2,937	$—	$24,815
Intersegment	2,200	—	336	(2,536)	—

Total revenues	20,556	3,522	3,273	(2,536)	24,815
Other Disclosures:
Depreciation and amortization	1,215	104	39	—	1,358
Interest income	67	2	6	—	75
Interest expense	78	—	9	—	87
Stock compensation charges	1,592	—	—	—	1,592
Facility closure expenses	167	—	—	—	167
Provision for income taxes	120	—	6	—	126

2002
Revenues:
External customers	$20,504	$3,352	$2,279	$—	$26,135
Intersegment	1,564	—	360	(1,924)	—

Total revenues	22,068	3,352	2,639	(1,924)	26,135

Other Disclosures:
Depreciation and amortization	1,658	117	39	—	1,814
Interest income	60	6	4	—	70
Interest expense	118	—	—	—	118
Stock compensation benefit	(3,192)	—	—	—	(3,192)
Severance and related benefit expenses	473	527	—	—	1,000
Provision for income taxes	110	—	10	—	120

No one foreign country comprised more than 10% of total revenues for the three months ended June 30, 2003 or 2002. None of Brio’s international operations have material long-lived assets. As of June 30, 2003 and March 31, 2003, no customer accounted for more than 10% of total accounts receivable. For the three months ended June 30, 2003 and 2002, no customer accounted for more than 10% of total revenues.

Note 4. Restructuring Charges and Facilities Closure Expenses

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Brio adopted SFAS No. 146 as of January 1, 2003.

Brio’s Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Severance and related benefit expenses and facility closure expenses for the three months ended June 30, 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the Company and facilities consolidation expenses as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Severance and related benefit expenses	$—	$1,000
Facility closure expenses	167	—

Total restructuring charges	$167	$1,000

The severance and related benefit expenses and facility closure accrued liabilities as of June 30, 2003 are as follows (in thousands):

	Severance and Related Benefits	Facility Closure	Total
Accrual balance at March 31, 2003	$607	$11,111	$11,718
Total charge	—	167	167
Amount utilized	(303)	(2,795)	(3,098)

Accrual balance at June 30, 2003	$304	$8,483	$8,787

During the three months ended June 30, 2003, Brio recorded facility closure expenses of $167,000 which represents accretion expense associated with the difference between the present value and fair value of the expected future cash flows related to the fiscal 2003 abandonment of two floors, or approximately 56,400 square feet, at our corporate headquarters in Santa Clara, California. These facility closure expenses were calculated in accordance with SFAS No. 146.

Brio will reassess this liability each quarter based on current market conditions. Revisions to the estimates of these liabilities could materially impact Brio’s operating results and financial position in future periods if anticipated events and key assumptions, such as the timing, amounts and probabilities of occurrence of sublease rental income, change from previous estimates.

During the three months ended June 30, 2002, Brio recorded approximately $1.0 million in costs associated with severance and related benefits associated with the workforce reductions in various organizations across the Company to consistently align Brio’s expenses with its revenues. Brio reduced its headcount by approximately 41 employees as of June 30, 2002. All termination notices and benefits were communicated to the affected employees prior the end of the quarter and all employees had been terminated as of June 30, 2002.

Note 5. Stock Compensation Charges (Benefit)

In November 2001, Brio commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase common stock of the Company for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, at which time 6.9 million shares had elected the option. This option exchange program is deemed an option repricing and therefore, variable plan accounting applies. For each interim period, Brio determines the change in fair value of the options that have not been exercised, cancelled or expired, and records a stock compensation expense based on the vesting schedule of the options. If there is a reduction in the market value of the options, Brio records a reduction in the stock compensation expense, but not in excess of what was recognized to date. For the three months ended June 30, 2003, Brio recognized a stock compensation charge of approximately $1.6 million relating to the option exchange program. For the three months ended June 30, 2002, Brio recognized a stock compensation benefit of approximately $3.2 million relating to the option exchange program.

Note 6. Stock Option Exchange Program

In November 2002, Brio announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the exchange program. Those 163 employees tendered a total of 960,906 options to purchase Brio’s common stock in return for Brio’s promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options was equal to the fair market value of the Brio’s common stock on the date of grant. The exchange program was not made available to Brio’s executives, directors or consultants. On June 18, 2003, a total of 863,017 options were granted to 151 employees at an exercise price of $2.45.

Note 7. Subsequent Event

On July 23, 2003, Brio entered into a definitive agreement (the “Agreement”) for Hyperion Solutions Corporation (“Hyperion”) to acquire Brio (the “Merger”). Under the terms of the Agreement, Brio stockholders will receive a combination of 0.109 shares of Hyperion common stock and $0.363 cash for each share of Brio common stock. Brio stockholders will own approximately 10.5% of the outstanding capital stock of the combined company. The Merger is expected to close in the fourth calendar quarter of 2003. The Merger is subject to regulatory review, approval by Brio’s stockholders and certain other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto, and with Brio’s audited Consolidated Financial Statements and Notes thereto for the fiscal year ended March 31, 2003 included in Brio’s Form 10-K and the other information included elsewhere in this Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors That May Affect Future Operating Results” below.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Brio” refers to Brio Software, Inc. and its subsidiaries.

Overview

Founded in 1989, Brio Software, Inc. (Brio) helps Global 3000 companies improve business performance by creating new value from existing information systems and, ultimately, aligning everyone in the enterprise with key corporate goals. The category, business intelligence software, lets companies access, analyze and share information, offering users relevant, accurate and timely insight into the variables that impact their business. With this insight, companies can make superior business decisions.

Brio provides software solutions that help companies more easily extract, integrate, analyze and report information. The Brio Performance Suite includes advanced query and analysis technologies, along with information delivery through enterprise-wide reporting and personalized display screens known as “performance dashboards.” Our software products enable individuals, workgroups and executives in an organization to more easily view data and information allowing for more actionable insight resulting in superior business decisions. We had net losses of $16.6 million in fiscal 2003, $25.7 million in fiscal 2002 and $9.7 million in fiscal 2001. We had a net loss of approximately $2.1 million during the three months ended June 30, 2003. As of June 30, 2003, we had stockholders’ equity of approximately $1.2 million and an accumulated deficit of approximately $102.4 million. See “Risk Factors That May Affect Future Operating Results” for a description of the risks related to our operating results fluctuations in future periods.

On July 23, 2003, we entered into a definitive agreement (the “Agreement”) for Hyperion Solutions Corporation (“Hyperion”) to acquire us (the “Merger”). Under the terms of the Agreement, Brio stockholders will receive a combination of 0.109 shares of Hyperion common stock and $0.363 cash for each share of Brio common stock. Brio stockholders will own approximately 10.5% of the outstanding capital stock of the combined company. The Merger is expected to close in the fourth calendar quarter of 2003. The Merger is subject to regulatory review, approval by Brio’s stockholders and certain other customary conditions.

Impact of Economic Downturn

Due to the severe economic downturn experienced beginning April 1, 2001 and continuing through June 30, 2003, we experienced a reduction in total revenues for three of the quarters during fiscal 2003 when compared to fiscal 2002 and for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002. Total revenues for each of the fiscal quarters noted below were as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
June 30	$24,814	$26,135	$29,389
September 30	N/A	$24,823	$28,225
December 31	N/A	$25,451	$28,347
March 31	N/A	$26,657	$25,407

The impact was initially felt through a marked reduction in the deal “pipeline” and a slowing of contract closings throughout fiscal 2002 and continuing through the first quarter in fiscal 2004. We experienced a decline in demand for our products as our customers reduced their capital spending. As a result, deal sizes have generally become smaller. We continue to expect a more moderate and conservative information technology (IT) capital spending environment throughout fiscal 2004.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances and accrued liabilities, long-lived assets, income taxes and facility closure expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We use a purchase order or a signed contract as persuasive evidence of an arrangement for sales of software, maintenance renewals and training. Sales through our value-added resellers, private label partners, original equipment manufacturers, resellers, system integrators and distributors (collectively “resellers”) are typically evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis or periodic royalty reports. We use a signed statement of work to evidence an arrangement for consulting and system implementation services.

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

The majority of our consulting and system implementation services qualify for separate accounting. We use VSOE of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and system implementation service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the completed-contract method, as reliable input or output measures generally do not exist. For time-and-materials contracts, we recognize revenue as services are performed.

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

We recorded an impairment loss of $3.1 million during fiscal 2003 due to the write-off of leasehold improvements and furniture and fixtures. Based on the additional facilities consolidation and review for underutilization, we may record additional impairment losses on our long-lived assets during fiscal 2004.

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

For restructuring activities initiated on January 1, 2003 or after, we apply the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Results of Operations

The following table includes consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2003	2002
Consolidated Statements of Operations Data:
Revenues:
License fees	35%	46%
Services	65	54

Total revenues	100	100

Cost of revenues:
License fees	1	2
Services	20	16

Total cost of revenues	21	18

Gross profit	79	82

Operating expenses:
Research and development	21	20
Sales and marketing	48	46
General and administrative	16	5
Loss on disposal of property and equipment	—	3
Severance and related benefit expenses	—	4
Facility closure expenses	1	—

Total operating expenses	86	78

Income (loss) from operations	(7)	4
Interest and other income (expense), net	(1)	3

Income (loss) before provision for income taxes	(8)	7
Provision for income taxes	—	—

Net income (loss)	(8)%	7%

Revenues

We derive revenues from license fees and services, which include software maintenance and support, training and system implementation consulting. Total revenues decreased $1.3 million or 5% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was primarily due to the continued weakness in the economic environment, which has resulted in continuing lengthening of the enterprise sales cycle and deferred information technology spending. As a result, there was a reduction in the number and size of deals closed when compared to historical results. Due to the continued economic uncertainties, we expect revenues to remain relatively flat in the foreseeable future.

Revenues by geographic location were as follows for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
Revenues by Geography:
Domestic	$18,356	$20,504
International	6,459	5,631

Total revenues	$24,815	$26,135

Revenue from international sources increased $828,000 or 15% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was primarily due to increased demand in the Asia Pacific Region as we continued to strengthen and expand our indirect sales efforts in these areas. See Note 3 of Notes to condensed consolidated financial statements for additional information about revenues in geographic areas.

License Fees. Revenues from license fees decreased $3.5 million or 29% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was primarily due to the continued weakness in the economy and lengthening of the sales cycle for large-scale deployments, which resulted in a reduction in the number and size of deals closed and the price at which we are able to sell, when compared to historical results. We expect license revenues to remain relatively flat in the foreseeable future.

Services. Services revenues increased $2.1 million or 15% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was primarily due to consulting revenues. We expect service revenues to remain relatively flat in the foreseeable future.

Cost of Revenues

License Fees. Cost of revenues from license fees consists primarily of product packaging, shipping, media, documentation and related personnel and overhead allocations. Cost of revenues from license fees decreased $116,000 or 28% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease in absolute dollars was due to the decrease in license revenues. Cost of revenues from license fees may vary between periods due to the mix of customers purchasing master disks, which are less expensive for us to produce relative to customers purchasing “shrinkwrapped” product. We expect that cost of license fees and the associated profit margins will remain flat, as a percentage of total revenues, with the results from the current quarter.

Services. Cost of revenues from services consists primarily of personnel costs and third-party consulting fees associated with providing software maintenance and support, training and system implementation consulting services. Cost of revenues from services increased $603,000 or 14% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was primarily due to the recognition of stock compensation charges of $159,000 during the three months ended June 30, 2003 versus the recognition of a stock compensation benefit of $386,000 during the three months ended June 30, 2002. Cost of revenues from services may vary between periods due to the mix of maintenance and support revenues compared to training and system implementation consulting services revenue as it tends to be more labor intensive to provide training and system implementation consulting services. In addition, the cost of revenues from services may vary due to the volume and mix of services provided by our personnel relative to services provided by outside consultants and to varying levels of expenditures required to support the services organization. We expect that cost of services and the associated profit margins will remain flat, as a percentage of total revenues, with the results from the current quarter.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased $172,000 or 3% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was primarily due to the recognition of stock compensation charges of $275,000 during the three months ended June 30, 2003 compared to a stock compensation benefit of $543,000 recognized during the three months ended June 30, 2002. The increase was offset by the fiscal 2003 workforce reductions in the research and development organization and overall cost reductions. We expect that our research and development expenses will continue to vary as a percentage of total revenue as we may commit substantial resources to research and development in the future, as we believe that investment for research and development is essential to product and technical leadership. Specifically, we expect research and development expenses to decrease slightly as a percentage of total revenues due to an increased utilization of outsourced offshore service providers to perform quality assurance and localization of new products.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs, commissions, bonuses and sales incentives, travel, marketing programs such as trade shows and seminars and promotion costs. Sales and marketing expenses increased $11,000 or less than 1% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The marginal increase was primarily due to the recognition of stock compensation charges of $259,000 during the three months ended June 30, 2003 compared to a stock compensation benefit of $758,000 during the three months ended June 30, 2002. The increase was offset by lower expenses due to the fiscal 2003 workforce reductions in the sales and marketing organizations, a decrease in travel and entertainment expenses, a decrease in the use of outside sales and marketing services and an overall decrease in discretionary spending. We anticipate that sales and marketing expenses will remain consistent as a percentage of total revenues with the results from the first quarter of fiscal 2004.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as professional service fees such as legal, accounting and unallocated overhead expenses. General and administrative expenses increased $2.5 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was primarily due to the recognition of stock compensation charges of $899,000 during the three months ended June 30, 2003 compared to a stock compensation benefit of $1.5 million during the three months ended June 30, 2002. We expect that our general and administrative expenses will remain consistent, as a percentage of total revenues, with the results from the first quarter of fiscal 2004.

Restructuring Charges and Facility Closure Expenses. Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Severance and related benefit expenses and facility closure expenses for the three months ended June 30, 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the Company and facilities consolidation expenses as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Severance and related benefit expenses	$—	$1,000

Facility closure expenses	167	—

Total restructuring charges	$167	$1,000

The severance and related benefit expenses and facility closure accrued liabilities as of June 30, 2003 are as follows (in thousands):

	Severance and Related Benefits	Facility Closure	Total
Accrual balance at March 31, 2003	$607	$11,111	$11,718
Total charge	—	167	167
Amount utilized	(303)	(2,795)	(3,098)

Accrual balance at June 30, 2003	$304	$8,483	$8,787

During the three months ended June 30, 2003, we recorded facility closure expenses of $167,000, which represents accretion expense associated with the difference between the present value and fair value of the expected future cash flows related to the fiscal 2003 abandonment of two floors, or approximately 56,400 square feet, at our corporate headquarters in Santa Clara, California. These facility closure expenses were calculated in accordance with SFAS No. 146.

We will reassess this liability each quarter based on current market conditions. Revisions to the estimates of these liabilities could materially impact Brio’s operating results and financial position in future periods if anticipated events and key assumptions, such as the timing, amounts and probabilities of occurrence of sublease rental income, change from previous estimates.

During the three months ended June 30, 2002, we recorded approximately $1.0 million in costs associated with severance and related benefits associated with the workforce reductions in various organizations across the Company to consistently align our expenses with our revenues. We reduced our headcount by approximately 41 employees as of June 30, 2002. All termination notices and benefits were communicated to the affected employees prior the end of the quarter and all employees had been terminated as of June 30, 2002.

Stock Compensation Charges (Benefit)

In November 2001, we commenced an option exchange program under which eligible employees were given the opportunity to exchange approximately 7.5 million of their existing options to purchase our common stock for new options, with a new exercise price of $2.00 and the same vesting schedule as the original options. The right to exchange terminated on December 5, 2001, of which holders of approximately 6.9 million shares elected the option. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”, this option exchange program is deemed an option repricing and, therefore, variable plan accounting is being applied. For each interim period, we will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, we will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. For the three months ended June 30, 2003, we recognized a stock compensation charge of approximately $1.6 million relating to the option exchange program. For the three months ended June 30, 2002, we recognized a stock compensation benefit of approximately $3.2 million relating to the option exchange program.

Stock Option Exchange Program

In November 2002, we announced a voluntary stock option exchange program under which eligible employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made on or before December 16, 2002 and were to include all options granted to the eligible employee before August 2, 2000 as well as all options granted to the eligible employee after May 13, 2002. A total of 163 employees elected to participate in the option exchange program. Those 163 employees tendered a total of 960,906 options to purchase our common stock in return for our promise to grant new options on the grant date of June 18, 2003 or thereafter. The exercise price of the new options was equal to the fair market value of our common stock on the date of grant. The exchange program was not made available to executives, directors or consultants. On June 18, 2003, a total of 863,017 options were granted to 151 employees at an exercise price of $2.45.

Loss on Disposal and Abandonment of Property and Equipment

In May 2002, we performed a physical count of our technology equipment and related components. As a result of the physical count, we recorded a write-off of $6.2 million in property and equipment, which had accumulated depreciation of $5.2 million and resulted in a loss on disposal of $964,000 during the three months ended June 30, 2002.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised primarily of interest income and foreign currency transaction gains or losses, and realized gains or losses from the sale of investments, net of interest expense. Interest and other income (expense), net, decreased by $1.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was primarily due to smaller gains on foreign exchanges due to the weakening of the dollar against other foreign currencies. We anticipate continued fluctuations in foreign exchange, which we do not currently hedge against. Therefore, results will continue to vary based on such fluctuations in future periods.

Income Taxes

We recorded a provision for income taxes of $126,000 and $120,000 for the three months ended June 30, 2003 and 2002, respectively. The provision for the three months ended June 30, 2003 consists primarily of estimated state and federal tax payments as well as foreign taxes withheld from sales to customers in foreign countries from the United States. The provision for the three months ended June 30, 2002 consists primarily of estimated state and federal tax payments as well as taxes for certain profitable foreign subsidiaries. While we have net operating loss carryforwards available to offset income taxes generated from operations, given the uncertainty of achieving profitability during the remainder of fiscal 2004 and beyond, we maintain a valuation allowance against these net operating carryforwards to reduce the deferred tax asset to zero as of June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $29.6 million.

Line of Credit

In December 2001, we entered into an accounts receivable-based revolving bank line of credit with Wells Fargo Foothill (formerly Foothill Capital Corporation, “Foothill”). The line provides for up to $15.0 million in borrowings, with interest at the bank’s prime rate plus one percent, but in no event less than 7.0% (7.0% at June 30, 2003). Credit available under the line of credit will be reduced by the amount outstanding under a term loan in the amount of up to $5.0 million, with interest at the bank’s prime rate plus three percent, but in no event less than 7.0% (7.0% at June 30, 2003), and by any outstanding letters of credit. Borrowings under the bank line are limited to 80% of non-maintenance related, domestic eligible accounts receivable. The line of credit is collateralized by substantially all of our assets, including our intellectual property, accounts receivable and property and equipment to the extent required to secure the line.

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

Additionally, on June 23, 2003, we amended the covenants, on a prospective basis, requiring us to maintain a minimum EBITDA of breakeven for the quarter ended June 30, 2003; $500,000 for the quarter ended September 30, 2003; $1,000,000 for the quarter ended December 31, 2003; and $1.5 million for each quarter thereafter. In addition, we must maintain a minimum excess availability under the credit line plus cash equivalents of at least $6,000,000 at any time of which not less than $2,000,000 shall be comprised of cash equivalents. The amendment also allows us to permit our foreign subsidiaries to invest in foreign cash equivalents such as certificates of deposits. We were in compliance with these covenants as of June 30, 2003 and expect to be in compliance with our covenants during the remainder of fiscal 2004.

Although our ability to comply with these covenants is uncertain because of the risk factors highlighted in this document, we believe that we will be in compliance with these covenants through the remainder of fiscal 2004. Moreover, our current cash position would permit us to pay all amounts outstanding under the Foothill loan. As of June 30, 2003, $2.5 million was outstanding under the term loan, of which $1.7 million is classified as short-term and $833,000 is classified as long-term. The term loan amortizes over 36 months and requires monthly payments of $139,000 plus interest. The line of credit has prepayment penalties of up to three percent. The line of credit expires in December 2004. As of June 30, 2003, based on domestic eligible accounts receivable, there were $2.2 million of additional borrowings available under the line of credit. As of June 30, 2003, no amounts other than the term loan are outstanding under the line of credit.

Change in cash position

Net cash provided by operating activities was $1.6 million for the three months ended June 30, 2003. Net cash used in operating activities was $827,000 for the three months ended June 30, 2002. The increase of approximately $2.4 million was due to changes in operating assets and liabilities of approximately $2.8 million and non-cash operating activities of approximately $3.4 million, offset by an increase in net loss of approximately $3.8 million.

Net cash used in investing activities was $412,000 for the three months ended June 30, 2003, consisting primarily of approximately $3.9 million for purchases of short-term investments, $186,000 for purchases of property and equipment, net, offset by $3.7 million of sales of short-term investments. Net cash used in investing activities was $3.2 million for the three months ended June 30, 2002, consisting primarily of approximately $5.5 million for purchases of short-term investments, $694,000 for purchases of property and equipment, net, offset by $3.0 million of sales of short-term investments.

Net cash used in financing activities was $378,000 for the three months ended June 30, 2003, consisting primarily of repayments of our note payable liability and a reduction in capital lease obligations offset by proceeds from the issuance of common stock to employees under various incentive stock plans. Net cash provided by financing activities was $798,000 for the three months ended June 30, 2002, consisting primarily of proceeds from the issuance of common stock to employees under various incentive stock plans offset by repayments of our note payable liability.

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

Future obligations under non-cancelable contracts

The following table summarizes our obligations to make future cash payments under non-cancelable contracts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Note payable	$2,361	$1,667	$694	$—	$—
Operating leases	41,756	7,517	12,168	11,128	10,943
Capital leases	65	65	—	—	—

Total contractual cash obligations	$44,182	$9,249	$12,862	$11,128	$10,943

We will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to ours, which may require the use of cash. Management believes existing cash, cash equivalents, short-term investments and existing credit facility will be sufficient to meet our operating requirements through June 2004 based upon our projections, which have certain assumptions with regard to future levels of revenues and expenditures. If these assumptions are not achieved, additional cash may be required prior to June 2004. We may sell additional equity or debt securities or modify or obtain credit facilities to further enhance our cash position. The sale of additional securities could result in additional dilution to our stockholders.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We desire to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities and Exchange Act of 1934 (“Exchange Act”). Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into our annual report on Form 10-K, by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements. In addition, our recent announcement of the proposed merger (the “Merger”) between Brio and Hyperion Solutions Corporation (“Hyperion”) for Hyperion to acquire our common shares may intensify these risks.

Risks Factors Relating to Our Business

Our business and results of operations are likely to be affected by our announced Merger with Hyperion.

On July 23, 2003, we entered into a merger agreement with Hyperion. The announcement of the Merger could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases pending consummation of the planned Merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our software or services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the Merger creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned Merger, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the Merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs.

If the conditions to the proposed Merger with Hyperion set forth in the merger agreement are not met, the Merger with Hyperion may not occur.

Several conditions must be satisfied to complete the proposed Merger with Hyperion. These conditions are set forth in detail in the merger agreement. We can not assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed Merger will not occur or will be delayed, and Brio may lose some or all of the benefits of the proposed Merger. For example, if either Hyperion’s or Brio’s representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.

Failure to complete the proposed Merger with Hyperion would negatively impact Brio’s future business and operations.

If the planned Merger with Hyperion were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We would not realize the benefits we expect from becoming a part of a combined company with Hyperion, including the potentially enhanced financial and competitive position;

•	Activities relating to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the Merger does not occur;

•	The market price of our common stock could decline following an announcement that the Merger has been abandoned, to the extent that the current market price reflects a market assumption that the Merger will be completed;

•	We could be required to pay Hyperion a termination fee and provide reimbursement to Hyperion for certain costs incurred;

•	We would remain liable for our costs related to the Merger, such as legal and accounting fees and a portion of the investment banking fees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed Merger, we and Hyperion expect to file a joint proxy statement/prospectus with the SEC. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Hyperion and the proposed Merger, risks relating to the Merger and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

If the proposed Merger with Hyperion occurs, the Merger consideration will consist of a combination of cash and shares of Hyperion Stock.

Upon completion of the proposed merger, each share of Brio Common Stock will be exchanged for 0.109 shares of Hyperion common stock, plus $0.363. The exchange ratio for the stock portion of the merger consideration will not be adjusted for changes in the market price of either Brio Common Stock or Hyperion common stock, and neither party is permitted to terminate the merger agreement solely because of changes in the market price of Brio Common Stock or Hyperion common stock. Consequently, the specific dollar value of Hyperion common stock to be received by you will depend on the market value of Hyperion common stock at the time of completion of the merger and may decrease from the date that you submit your proxy. You are urged to obtain recent market quotations for Hyperion common stock and Brio Common Stock. We cannot predict or give any assurances as to the market price of Hyperion common stock at any time before or after the merger. Additionally, the price of Brio Common Stock may, during the pendency of the Merger, trade in a manner correlating to Hyperion common stock price and, therefore, events that materially adversely effect Hyperion common stock price could also materially adversely effect Brio Common Stock price.

Our quarterly operating results have fluctuated in the past. We do not always meet financial analysts’ expectations or management guidance, which has caused and may cause our share price to decrease significantly.

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results. Our operating results are difficult to predict and we do not always meet management guidance or the expectations of some securities analysts. If our operating results do not meet analysts’ expectations in the future, our common stock price could decrease significantly. For example, in the quarters ended June 30, 2001, September 30, 2001 and March 31, 2002, we did not meet analysts’ expectations for our revenues, expenses or earnings per share, and for the quarter ended September 30, 2002 and June 30, 2003, we did not meet analysts’ expectations for our revenues. Following the announcement of the results for each of these quarters the price of our shares declined. There are a number of factors that contribute to the fluctuations in our quarterly operating results, including but not limited to:

•	Long Sales Cycle. Our sales cycle is typically nine to twelve months long. Large-scale deployments take longer to evaluate, implement and close and they frequently require more customer education about the use and benefit of our products as well as requiring complex software license agreements. Additionally, continuing budgeting constraints of our prospective customers, particularly during the recent period of worldwide economic slowdown, may arise during the course of a long sales cycle and may delay or disrupt sales. We anticipate that an increasing portion of our revenue could be derived from larger orders. Also, the product sales cycle in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States and Canada. These issues make it difficult to predict the quarter in which the revenue for expected orders will be recorded. Delays in order execution could cause some or all of the revenues from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

•	Seasonality. Seasonal changes in our customers’ spending patterns can cause fluctuations in our operating results. For example, in the past, our customers’ slower seasonal spending patterns have hurt our results of operations particularly in the quarters ending June 30 or September 30.

•	Weak Global Economic Conditions. General economic conditions affect the demand for our products. Beginning in the June quarter of fiscal 2002, the slowing global economy caused many of our prospective customers to reduce budget allocations for technology spending. The terrorist attacks of September 11, 2001, continuing international violence and war, have increased uncertainty as to the worldwide economic environment, which we believe has caused deferral of information technology purchases including our products. In particular, the size of deals has declined during the past eight quarters and we expect them to remain smaller in size than in historical periods.

•	Introduction of Product Enhancements and New Products. The announcement or introduction of product enhancements or new products by us or by our competitors, or any change in industry standards may cause customers to defer or cancel purchases of existing products. We anticipate continuing releases of new product enhancements throughout fiscal 2004.

•	Mix of License and Service Revenues. Our revenues are derived from two sources, license fees and services. Both of these sources are essential to our business, but our profit margin is higher on license fees than it is on services. As the mix of license and service revenues varies between quarters, our profits fluctuate, which can cause fluctuations in our quarterly results. The mix of licensing fees and services is difficult to predict because it is influenced by many factors, some of which are beyond our ability to control, including the timing of new product introductions, success in promotion of new products, customers’ renewing maintenance and support contracts, customers’ needs for professional services and training and customers’ budgets for information technology spending.

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

We have a history of net losses. In particular, we incurred net losses of $16.6 million in fiscal 2003, $25.7 million in fiscal 2002 and $9.7 million in fiscal 2001. We had a net loss of approximately $2.1 million during the three months ended June 30, 2003. As of June 30, 2003, we had stockholders’ equity of approximately $1.2 million and an accumulated deficit of approximately $102.4 million. If we do not successfully take steps to overcome our net losses, we may never achieve profitability. Examples of areas that we must address to achieve profitability include:

•	Successfully Implementing Cost Reduction Measures. We must continue to implement cost reduction measures to improve our overall cash position and align our expenses with revenues. However, this is challenging for us because if we implement too many cost reduction measures, we may lose the ability to attract, retain and motivate personnel, which could be detrimental to our business.

•	Successfully Managing the Capacity of Our Direct Sales Force and Services Organization. Maintaining more sales and service organization employees than is necessary to fulfill market opportunities leads to higher overhead costs without proportional revenue from greater product and service sales. If we fail to size the organization properly for market opportunities, it could have a negative impact on operating results.

•	Achieving Higher Rates of Revenue Growth. Maintaining and increasing our rate of revenue growth is a significant factor for achieving profitability. We may not achieve or sustain the rates of revenue growth we have experienced in the past. Our prospects for increased future revenues depend on our ability to successfully increase the scope of our operations, expand and maintain indirect sales channels worldwide, improve our competitive position in the marketplace, educate the market on the need for deployment of enterprise-wide analytical solutions, and attract, retain and motivate qualified personnel.

•	Increasing Indirect Sales Channels while Maintaining Management Focus on Execution of Overall Strategy. Selling our products through indirect sales channels, including value-added resellers, private label partners, original equipment manufacturers, resellers, system integrators and distributors (collectively “resellers”) expands our reach into the marketplace. We need to attract and retain additional indirect channel partners that will be able to market our products effectively and provide timely and cost-effective customer support and services. We may not succeed in increasing indirect channel partner relationships, and this could limit our ability to grow revenues and achieve profitability. Managing indirect sales channels, however, may require more management attention than managing our direct sales force. If the indirect sales channels grow, management attention may be diverted, impairing our ability to execute other parts of our strategy. To date we have generated a majority of sales through our direct sales force. Our indirect sales channels accounted for approximately 24% of total revenues during the three months ended June 30, 2003 and approximately 29% of total revenues during the three months ended June 30, 2002.

Stock-based compensation charges will reduce our reported net income.

Our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options. Since the variable component of this charge is computed based on the current market price of our stock, such charges may vary significantly from period to period. For example, for every dollar in value that our stock price exceeds $2.00, the adjusted exercise price of these options, we will recognize an additional $6.3 million in stock compensation charges. During the three months ended June 30, 2003, we recorded approximately $1.6 million in stock compensation charges.

There are many strong competitors in our industry who may be more successful in attracting and retaining customers, which could result in fewer customer orders, price reductions, loss of market share and reduced gross margins.

We compete in the business intelligence software market. This market is highly competitive and we expect competition in the market to increase. Our competitors offer a variety of software solutions that our prospective customers could choose instead of our products. For example, Cognos and Business Objects/Crystal Decisions offer business intelligence software that provides reporting and analysis capability that compete with ours. There are also numerous other vendors such as MicroStrategy and Actuate that are selling competitive products. Additionally, companies such as Microsoft, SAP, Siebel and Oracle offer client products that operate specifically with their proprietary data sources and databases. These and other competitors pose business risks to us because:

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

Current and new competitors may form alliances, make strategic acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in our market with their combined resources. For example, in July 2002, Business Objects announced the acquisition of privately held Acta Technology, Inc. and in July of 2003, the execution of a definitive agreement pursuant to which Business Objects intends to acquire Crystal Decisions. In December 2002, Cognos announced the acquisition of Adaytum. These types of agreements between our competitors could be harmful to our business because consolidated or allied competitors could:

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

Our products incorporate a number of advanced and complex technologies, including data analysis systems, a distributed architecture and Web access and delivery technology. Rapidly developing and delivering new and improved products is very challenging from an engineering perspective, and in the past, particularly with our efforts in the Unix server environment, we experienced delays in software development. In particular, we experienced a delay in completing our Brio Performance Suite version 8 in the Unix (Sun Solaris, IBM AIX and HP-UX) server environment. Delays in completion and release of new and enhanced versions of our products could impair our ability to maintain market acceptance and remain competitive, which could have a material adverse effect on our business, operating results and financial condition.

The new and enhanced versions of our products may not offer competitive features, or be successfully marketed to our customers and prospective customers, or enable our current install base to easily migrate their existing applications to the newest version of our product, which could hurt our competitive position.

We must successfully market new and enhanced versions of our products to remain competitive with our competitors’ products and to maintain our current market position. In order to be competitive and well received in the marketplace, our new products and product enhancements must:

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

With the release of Brio Performance Suite 8 (Brio 8) in December 2002 for the Windows server environment, Brio switched from client-server-based pricing to user/role-based pricing. This change has presented some administrative issues and may lead to customer disagreements regarding migration of some customers’ deployments. In addition, a substantial number of our customers pay ongoing maintenance at a percentage of list price and may be subject to increased maintenance renewal prices to the extent that the current list price of their deployment (based on version 8 user/role-based pricing) substantially exceeds the former list price for their deployment (based on prior version client-server-based pricing). Instances where customers disagree about migration, elect not to migrate to Brio 8, or face dramatically larger maintenance renewal prices could lead to a loss of future maintenance revenue as customers decline to renew maintenance, a loss of customer loyalty and diminishing future license and service revenue, as well as increased administrative and logistical burdens as our employees are required to spend time addressing Brio 8 migration issues.

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

We depend on a direct sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. Due to the state of the economy and the increasingly competitive nature of the marketplace, fewer members of our sales force met quotas during the first quarter of fiscal 2004 and in fiscal 2003 and 2002 than in historical periods. This issue, in addition to our recent reduction or elimination of cash bonuses, cash incentive plans and some employee fringe benefits, may make it difficult for us to retain a qualified sales force. We have experienced significant turnover of our sales force, including two Executive Vice Presidents of Worldwide Sales in the last twenty-four months. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

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

Additionally, our international sales are generally denominated and collected in foreign currencies, and we have not historically undertaken foreign exchange hedging transactions to cover potential foreign currency exposure. We incurred losses on foreign currency translations during the three months ended June 30, 2003 and in fiscal 2003 and 2002 resulting from intercompany receivables from foreign subsidiaries.

Fluctuations in the exchange rates of foreign currency may harm our business.

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. Dollars for reporting purposes. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our financial results. Historically, our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not U.S. Dollar denominated. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure. Additionally, the U.S. Dollar has depreciated significantly against the Euro and other currencies in the last two years. Continuing changes in macroeconomic conditions could affect our foreign exchange rate exposure.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. Our common stock price has been volatile, fluctuating from a low sales price of $0.72 to a high sales price of $3.00 during the fifty-two weeks ended June 30, 2003. If litigation were instituted against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

Our Board of Directors approved the appointment of John Mutch and Edward Saliba as directors on September 18, 2002, and December 17, 2002, respectively. Messrs. Mutch and Saliba each were also appointed to serve on our Audit Committee. With the addition of Mr. Mutch and Mr. Saliba, our Board and our Audit Committee are in compliance with the SEC Rules and with the changes proposed by Nasdaq. However, as any or all of the proposed Nasdaq rules could change following the public comment process, we cannot guarantee that we will be in compliance with the new Board standards under the final Nasdaq listing standards adopted. Failure to comply with these new rules and standards could result in being delisted from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

We incur or may incur significant accounting charges that, individually or in the aggregate, could reduce earnings and create net losses under generally accepted accounting principles.

We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Stock-based Compensation. In accounting for our stock option and stock purchase plans, because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we recognize no compensation cost for grants under these plans. The FASB has voted to require companies to record a charge to earnings for employee stock option grants, but the methodology for valuing stock options and the timing for issuance of final rules have not been finalized. Changes in practices regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring Charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Our Board of Directors had originally approved a restructuring plan to reduce operating expenses in June 2001. Facility closure expenses during the three months ended June 30, 2003 consisted of accretion associated with the difference between the present value and fair value of the expected future cash flows related to the abandonment of two floors, or approximately 56,400 square feet at our corporate headquarters in Santa Clara, California. Severance and related benefit expenses and facility closure expenses for fiscal 2003 and 2002 consisted of restructuring charges related to severance costs associated with workforce reductions in various organizations across the company and facilities consolidation expenses. In connection with this restructuring plan, we recorded a total restructuring charge of approximately $167,000 during the three months ended June 30, 2003 and $16.5 million and $2.1 million during fiscal 2003 and 2002, respectively. As of June 30, 2003, the total carrying amount of our restructure reserve was $8.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2003, we had $15.5 million of cash and cash equivalents and $14.1 million of short-term investments with a weighted average variable rate of 1.2%.

We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

We currently have limited cash flow exposure due to rate changes for long-term debt obligations. We have entered into borrowing agreements to support general corporate purposes including capital expenditures and working capital needs, should the need arise. As of June 30, 2003, $2.5 million was outstanding under the term loan (See Note 2 in Notes to condensed consolidated financial statements), of which $1.7 million is classified as short-term and $833,000 is classified as long-term. The term loan is due over 36 months in monthly payments of $139,000 plus interest.

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. At June 30, 2003 there were no outstanding foreign currency exchange contracts.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of a date (the “Evaluation Date”) within 90 days before the filing of this Quarterly Report on Form 10-Q. The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of KPMG LLP for the following non-audit services: (1) tax matter consultations concerning state taxes, (2) the preparation of federal and state income tax returns, (3) tax matter consultations on transfer pricing, (4) merger-related due diligence services and (5) review of merger-related SEC filings.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.36	Confidential Separation Agreement and General Release of Claims dated March 31, 2003 between Brio and Todd Davis. +

31.1	Craig Brennan’s Certification pursuant to Exchange Act Rules 13a-14(a) [Section 302].

31.2	Craig Collins’ Certification pursuant to Exchange Act Rules 13a-14(a) [Section 302].

32.1	Craig Brennan’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Craig Collins’ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Designates management contract or compensatory plan.

(b)	Reports on Form 8-K:

We filed two reports on Form 8-K during the three months ended June 30, 2003. Information regarding the item reported on is as follows:

Date	Item Reported On
April 23, 2003	Regulation FD Disclosure
June 30, 2003	Section 906 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIO SOFTWARE, INC.

By:	/s/ Craig Collins
Craig Collins Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial and Accounting Officer)

Date: August 14, 2003